Form 10-Q
period 2020-09-30
Benitec Biopharma Inc.
filed 2020-11-13
CIK 1808898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-39267

BENITEC BIOPHARMA INC.

(Exact name of registrant as specified in its charter)

Delaware	84-462-0206
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3940 Trust Way, Hayward, California 94545

(Address of principal executive offices & zip code)

(510) 780-0819

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	BNTC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ or     No  ☒

We had 4,405,469 shares of our common stock outstanding as of the close of business on November 9, 2020.

BENITEC BIOPHARMA INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These risks, uncertainties and factors include:

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

as well as other risks detailed under the caption “Risk Factors” in this Report and in other reports filed with the SEC. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and important factors currently known by us and our expectations of the future, about which we cannot be certain.

We have based the forward-looking statements included in this Report on information available to us on the date of this Report or on the date thereof. Except as required by law we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

All forward-looking statements included herein or in documents incorporated herein by reference are expressly qualified in their entirety by the cautionary statements contained or referred to elsewhere in this Report.

1

PART I

FINANCIAL INFORMATION

BENITEC BIOPHARMA INC.

BENITEC BIOPHARMA INC.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	September 30,	June 30,
	2020	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,450	$9,801
Trade and other receivables	18	59
Other assets	588	949

Total current assets	8,056	10,809
Property and equipment, net	503	374
Deposits	9	9
Right-of-use assets	348	395

Total assets	$8,916	$11,587

Liabilities and Stockholders’ Equity
Current liabilities:
Trade and other payables	$624	$741
Accrued employee benefits	197	203
Lease liabilities, current portion	198	192

Total current liabilities	1,019	1,136
Lease liabilities, less current portion	161	213

Total liabilities	1,180	1,349

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value—10,000,000 shares authorized; 1,108,374 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	1	1
Additional paid-in capital	128,850	128,826
Accumulated deficit	(119,340)	(116,636)
Accumulated other comprehensive loss	(1,775)	(1,953)

Total stockholders’ equity	7,736	10,238

Total liabilities and stockholders’ equity	$8,916	$11,587

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	September 30,
	2020	2019
Revenue:
Revenues from customers	$55	$33

Total revenues	55	33

Operating expenses
Royalties and license fees	134	26
Research and development	774	423
General and administrative	1,837	750

Total operating expenses	2,745	1,199

Loss from operations	(2,690)	(1,166)
Other income (loss):
Foreign currency transaction loss	(54)	—
Interest income (loss), net	(1)	18
Other income, net	27	—
Unrealized gain on investment	—	1

Total other income (loss), net	(28)	19

Net loss	$(2,718)	$(1,147)

Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	178	(304)

Total other comprehensive income (loss)	178	(304)

Total comprehensive loss	$(2,540)	$(1,451)

Net loss per share:
Basic and diluted	$(2.45)	$(1.34)

Weighted-average shares outstanding:
Basic and diluted	1,108,374	858,794

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	856,765	$1	$127,327	$(108,870)	$(1,864)	$16,594
Common stock sold for cash, net of offering costs of $240	186,666	—	1,720	—	—	1,720
Issuance of pre-purchased warrants, net of transactions costs of $240	—	—	50	—	—	50
Share-based compensation	—	—	55	—	—	55
Forfeiture of share-based payments	—	—	(61)	61	—	—
Foreign currency translation loss	—	—	—	—	(304)	(304)
Net loss	—	—	—	(1,147)		(1,147)

Balance at September 30, 2019	1,043,431	$1	$129,091	$(109,956)	$(2,168)	$16,968

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	1,108,374	$1	$128,826	$(116,636)	$(1,953)	$10,238
Share-based compensation	—	—	38	—		38
Forfeiture of share-based payments	—	—	(14)	14		—
Foreign currency translation gain	—	—	—	—	178	178
Net loss	—	—	—	(2,718)		(2,718)

Balance at September 30, 2020	1,108,374	$1	$128,850	$(119,340)	$(1,775)	$7,736

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,718)	$(1,147)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	45	51
Amortization of right-of-use assets	47	46
Loss on disposal of fixed assets	—	1
Unrealized gain on investment	—	(1)
Share-based compensation expense	38	55
Changes in operating assets and liabilities:
Trade and other receivables	27	974
Other assets	374	130
Trade and other payables	(119)	(645)
Accrued employee benefit	(8)	18
Lease liability	(46)	(27)

Net cash used in operating activities	(2,360)	(545)

Cash flows from investing activities:
Purchases of property and equipment	(173)	—
Proceeds from disposal of property and equipment	—	1

Net cash provided by (used in) investing activities	(173)	1

Cash flows from financing activities:
Proceeds from issues of shares	—	2,250
Share issue transaction costs	—	(480)

Net cash provided by financing activities	—	1,770

Net increase (decrease) in cash and cash equivalents	(2,533)	1,226
Cash and cash equivalents, beginning of period	9,801	15,718
Effects of exchange rate changes on cash and cash equivalents	182	(313)

Cash and cash equivalents, end of period	$7,450	$16,631

Supplemental disclosure of cash flow information:
Initial measurement of operating lease right-of-use assets and liabilities	$—	$(579)

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Business

Benitec Biopharma Inc. (the “Company”) is a corporation formed under the laws of Delaware, United States, on November 22, 2019. Benitec Biopharma Inc. is the parent entity of a number of subsidiaries including the previous parent entity Benitec Biopharma Limited (“BBL”). BBL was incorporated under the laws of Australia in 1995 and was listed on the Australian Securities Exchange, or ASX, from 1997 until April 15, 2020. On August 14, 2020, BBL reorganized as a Proprietary Limited company and changed its name to Benitec Biopharma Proprietary Limited. The Company’s business focuses on the development of novel genetic medicines. Our proprietary platform, called DNA-directed RNA interference, or ddRNAi, combines RNA interference, or RNAi, with gene therapy to create medicines that facilitate sustained silencing of disease-causing genes.

On November 27, 2019, BBL announced its intention to re-domicile from Australia to the United States of America. BBL implemented a Scheme of Arrangement pursuant to which Benitec Biopharma Inc, a newly incorporated company for the purpose of affecting the re-domiciliation, acquired all BBL shares and BBL became a wholly-owned subsidiary of Benitec Biopharma Inc. BBL shareholders received one Benitec Biopharma Inc. share for every 300 BBL shares. Holders of BBL’s American Depository Shares, or ADSs (each of which represented 200 ordinary shares), received two shares of the Company’s common stock for every three ADSs held. The re-domiciliation was completed on April 15, 2020 following approval by BBL shareholders at a Scheme Meeting held on March 26, 2020 and by the Supreme Court of Queensland on March 30, 2020.

In accordance with the U.S. Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin Topic 4C, all issued and outstanding shares of the Company’s common stock have been retroactively adjusted in these consolidated financial statements to reflect the 300:1 ratio and share consolidation as if it occurred on July 1, 2019.

BBL announced that the transaction to redomicile from Australia to the United States was fully implemented on April 15, 2020. The re-domiciliation was approved by BBL shareholders at a Scheme Meeting held on March 26, 2020 and confirmed by the Supreme Court of Queensland on March 30, 2020.

The terms the “Company,” “we,” “us,” “our” and similar terms used in refer (i), prior to the re-domiciliation to BBL, an Australian corporation, and its subsidiaries, and (ii), following the re-domiciliation, to Benitec Biopharma Inc., a Delaware corporation, and its subsidiaries (including BBL).

Benitec Biopharma Inc. is listed on the Nasdaq Capital Market LLC (“Nasdaq”) under the symbol “BNTC”, and Benitec Biopharma Inc. is subject to the reporting requirements of the SEC and applicable corporate governance rules of Nasdaq.

BBL became a wholly owned subsidiary of Benitec Biopharma Inc. and delisted from the ASX on April 15, 2020.

The Company’s fiscal year end is June 30. References to a particular “fiscal year” are to our fiscal year end June 30 of that calendar year.

The consolidated financial statements of Benitec Biopharma Inc. are presented in United States dollars and consist of Benitec Biopharma Inc. and its wholly owned subsidiaries:

	Principal place of business/country of incorporation	Ownership Fiscal Year 2020	Ownership Fiscal Year 2019
Benitec Biopharma Proprietary Limited (“BBL”)	Australia	100%	—
Benitec Australia Proprietary Limited	Australia	100%	100%
Benitec Limited	United Kingdom	100%	100%
Benitec, Inc.	USA	100%	100%
Benitec LLC	USA	100%	100%
RNAi Therapeutics, Inc.	USA	100%	100%
Tacere Therapeutics, Inc.	USA	100%	100%

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company’s consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim financial results are not necessarily indicative of results anticipated for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s consolidated financial statements include the estimates of useful lives for depreciation, valuation of the operating lease liability and related right-of-use asset, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the valuation allowance on deferred tax assets and foreign currency translation due to certain average exchange rates applied in lieu of spot rates on transaction dates. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s functional currency and reporting currency is the United States dollar. BBL’s functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into United States dollar ($) and/or (USD) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statements of operations and comprehensive income (loss) as other comprehensive income (loss).

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

Other Comprehensive Income (Loss) for all periods presented includes only foreign currency translation gains (losses).

Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with US GAAP using ASC 820, Fair Value Measurements. For certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities.

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

The carrying amounts of the Company’s cash and cash equivalents, trade receivables, and trade payables are considered to be representative of their respective fair values because of the short-term nature of those instruments. As of September 30, 2020, and June 30, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

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

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Impairment of Long-Lived Assets

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

Trade and other payables

These amounts represent liabilities for goods and services provided to the Company prior to the end of the period and which are unpaid. Due to their short-term nature, they are measured at amortized cost and are not discounted. The amounts are unsecured and are usually paid within 30 days of recognition.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net income (loss) per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of September 30, 2020, and 2019, there were 145,421 and 65,852 potential common shares, respectively, that were excluded from the calculation of diluted net income (loss) per share because their effect was anti-dilutive.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

Government Research and Development Grants

Government grants are recognized at fair value where there is reasonable assurance that the grant will be received, and all grant conditions will be met. Grants relating to expense items are recognized as income over the periods necessary to match the grant costs they are compensating.

Grant income is generated through the Australian federal government’s Research and Development Tax Incentive program, under which the government provides a cash refund for the 43.5% of eligible research and development expenditures. This grant is available for the Company’s research and development activities in Australia, as well as activities in the United States to the extent such U.S.-based expenses relate to the Company’s activities in Australia, do not exceed half the expenses for the relevant activities and are approved by the Australian government. Grants are recorded when a reliable estimate can be made.

The Company will not be claiming the Australian Government research and development grants going forward.

Research and Development Expense

Research and development costs are expensed when incurred. These costs have been recognized as an expense when incurred. Research and development expenses relate primarily to the cost of conducting clinical and pre-clinical trials. Pre-clinical and clinical development costs are a significant component of research and development expenses. Estimates have been used in determining the expense liability under certain clinical trial contracts where services have been performed but not yet invoiced. Generally, the costs, and therefore estimates, associated with clinical trial contracts are based on the number of patients, drug administration cycles, the type of treatment and the outcome being the length of time before actual amounts can be determined will vary depending on length of the patient cycles and the timing of the invoices by the clinical trial partners.

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

Income Taxes

The Company is governed by Australia and United States income tax laws. The Company follows ASC 740 Accounting for Income Taxes, when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company records unrealized foreign currency translation gain (loss) which qualifies as other comprehensive loss.

Recent Accounting Pronouncements

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

3. Going Concern

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the three months ended September 30, 2020, and 2019, the Company incurred a net loss of $2.7 million and $1.1 million, and used net cash of $2.3 million and $0.5 million in operations, respectively.

Based on the existing cash and cash equivalents of the Company, including the proceeds from a public offering of common stock (and common stock equivalents) that closed on October 6, 2020 (see Note 13), management estimates that cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months from the filing of this form 10-Q.

The financial report does not contain any adjustments to the amounts or classifications of recorded assets or liabilities that might be necessary if the Company does not continue as a going concern.

The financial statements take no account of the consequences, if any, of the effects of unsuccessful product development or commercialization, nor of the inability of the Company to obtain adequate funding in the future.

4. Revenue (US$’000)

	Three Months Ended
Revenues from customers	September 30,	September 30,
	2020	2019
Licensing revenue	$55	$—
Royalty revenue	—	29
Service revenue*	—	4

Total	$55	$33

* On July 9, 2018, the Company entered into a License and Collaboration Agreement with Axovant. The agreement granted Axovant an exclusive worldwide license to develop, manufacture, and commercialize products containing the Company’s product BB-301, which was designed for the potential treatment of Oculopharyngeal Muscular Dystrophy. Licensing revenue consists of the Company’s intellectual property related to BB-301 and the transfer of the right to use the intellectual property of the Company’s BB-301 license to Axovant. Service revenue consists of payments for services provided to Axovant during the term of the license agreement signed in July 2018. On June 6, 2019, we announced the termination of the agreement with Axovant. The termination of the agreement was effective as of September 3, 2019. The termination discharges all future performance obligations at termination date under the contract.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

Disaggregated revenue (US$’000)	Three Months Ended September 30, 2020
	Licensing	Royalties	Development activities	Total
Services transferred at a point in time	$—	$—	$—	$—
Services transferred over time	55	—	—	55

Total	$55	$—	$—	55

Disaggregated revenue (US$’000)	Three Months Ended September 30, 2019
	Licensing	Royalties	Development activities	Total
Services transferred at a point in time	$—	$—	$4	$4
Services transferred over time	—	29	—	29

Total	$—	$29	$4	$33

5. Cash and Cash equivalents

(US$’000)	September 30, 2020	June 30, 2020
Cash at Bank	$7,450	$5,231
Term Deposit	—	4,570

Total	$7,450	$9,801

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

6. Other assets

(US$’000)	September 30, 2020	June 30, 2020
Prepaid expenses	$564	$861
Security deposit	14	69
Other deposit	9	18
Market value of listed shares	1	1

Total	$588	$949

7. Property and equipment, net

(US$’000)	September 30, 2020	June 30, 2020
Software	$11	$11
Lab equipment	1,283	1,109
Computer hardware	26	26
Leasehold improvements	24	24

Total property and equipment, gross	1,344	1,170
Accumulated depreciation and amortization	(841)	(796)

Total property and equipment, net	$503	$374

Depreciation expense was $45,000 and $51,000 for the three months ended September 30, 2020 and 2019, respectively.

8. Trade and other payables

(US$’000)	September 30, 2020	June 30, 2020
Trade payable	$299	$282
Accrued license fees	171	54
Accrued professional fees	43	155
Other payables	111	250

Total	$624	$741

9. Leases

The Company has entered into an operating lease for office space under an agreement that expires in 2022. The lease requires the Company to pay utilities, insurance, taxes and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.

As of September 30, 2020, the Company’s operating lease has a remaining lease term of 1.7 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	September 30, 2020
2021	$156
2022	218

Total operating lease payments	375
Less imputed interest	(16)

Present value of operating lease liabilities	$359

The Company recorded lease liabilities and right-of-use lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. Rent expense under the lease $52,000 for both the three months ended September 30, 2020 and 2019, respectively, and was recorded in the general and administrative expenses.

10. Stockholders’ equity

Warrants

The activity related to warrants during for the three months ended September 30, 2020, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2020	145,421	$29.48
Granted	—	—
Exercised	—	—
Forfeited	(38,326)	82.50
Outstanding and exercisable at September 30, 2020	107,095	$10.50

Equity Incentive Plan

Employee Share Option Plan

Upon the re-domiciliation, the Company assumed BBL’s obligations with respect to the settlement of options that were issued by BBL prior to the re-domiciliation pursuant to the Benitec Officers’ and Employees’ Share Option Plan (the “Plan”). This includes the Company’s assumption of the Plan and all award agreements pursuant to which each of the options were granted. Each option when exercised entitles the option holder to one share in the Company. Options are exercisable on or before an expiry date, do not carry any voting or dividend rights and are not transferable except on death of the option holder or in certain other limited circumstances. Employee options vest one third on each anniversary of the applicable grant date for three years. If an employee dies, retires or otherwise leaves the Company and certain exercise conditions have been satisfied, generally, the employee has 12 months to exercise their options or the options are cancelled. After the re-domiciliation, no new options have been or will be issued under the Plan. Current options on issue are under the BBL plan. From time to time, BBL issued employee’s options to acquire shares in the Company at a fixed price. Each option when exercised entitles the option holder to one share of common stock of the Company. Options are exercisable on or before an expiry date, do not carry any voting or dividend rights and are not transferable except on death of the option holder. Employee options vest one third on each anniversary for three years. If an employee leaves the Company, they have 90 days to exercise their options or the options are cancelled.

Equity Awards

The activity related to equity awards, which comprised of stock options during the three months ended September 30, 2020, is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2020	70,161	$60.42	2.89 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(444)	69.32

Outstanding at September 30, 2020	69,717	60.00	2.65 years	—
Exercisable at September 30, 2020	43,273	$68.53	2.26 years	$—

Share-Based Compensation Expense

The classification of share-based compensation expense for the three months ended:

	Three Months Ended
(US$’000)	September 30,
	2020	2019
Research and development	$9	$(17)
General and administrative	29	72

Total share-based compensation expense	$38	$55

As of September 30, 2020, there was $119,000 of unrecognized share-based compensation expense related to stock options issued under the Share Plan.

11. Income taxes

For the three months ended September 30, 2020, and 2019, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will be realized.

12. Commitments and contingencies

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

13. Subsequent events

On October 6, 2020, the Company announced the closing of an underwritten public offering of 3,225,806 shares of its common stock (or common stock equivalents in lieu thereof) at a price to the public of $3.10 per share. The Company also announced that the underwriter fully exercised its over-allotment option to purchase 483,870 additional shares of its common stock at the offering price. The total offering of 3,709,676 shares of common stock and common stock equivalents consisted of 2,666,644 firm shares of common stock, 483,870 shares of common stock purchased under the underwriter’s over-allotment options and 559,162 shares of common stock underlying pre-funded warrants initially purchased for $3.09 per share and immediately exercisable at $0.01 per share. The Company received gross proceeds of approximately $11.5 million and net proceeds of approximately $9.9 million from the offering.

The Company is closely monitoring the impact of the pandemic of the novel strain of coronavirus COVID-19 (“COVID-19”) on all aspects of its business, including how it will impact our employees, suppliers, vendors and business partners. While the Company did experience some disruption from COVID-19 including disruption of the timing and completion of certain pre-clinical trials we are unable to predict the overall impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and operating results together with our consolidated financial statements and the related notes and other financial information included elsewhere in this document.

Overview

We endeavor to become the leader in discovery, development, and commercialization of therapeutic agents capable of addressing significant unmet medical needs via the application of the silence and replace approach to the treatment of genetic disorders.

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

Re-domiciliation

On April 15, 2020, (the “Implementation Date”), the re-domiciliation of Benitec Limited (the “Re-domiciliation”), a public company incorporated under the laws of the State of Western Australia, or Benitec Limited, was completed in accordance with the Scheme Implementation Agreement, as amended and restated as of January 30, 2020, between Benitec Limited and us. As a result of the Re-domiciliation, the jurisdiction of incorporation was changed from Australia to Delaware, and Benitec Limited became our wholly owned subsidiary.

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

We had also implemented work-from-home measures for the majority of our employees between March 2020 and September 2020, resulting in a reduction of laboratory work and a halt of non-essential business travel. As we transition our employees back to our premises, there is a risk that COVID-19 infections occur at our offices or laboratory facilities and significantly affect our operations. Additionally, if any of our critical vendors are impacted, our business could be affected if we become unable to timely procure essential equipment, supplies or services in adequate quantities and at acceptable prices.

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s functional currency and reporting currency is the United States dollar. BBL’s functional currency is the Australian dollar (AUD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statements of operations and comprehensive income (loss) as other comprehensive income (loss).

Other comprehensive income (loss) for all periods presented includes only foreign currency translation gains (losses).

Results of Operations

Revenues

In the past Benitec Limited has generated revenue from its operations through two activities: revenue from customers and revenue from government research and development grants. In the fiscal year ended June 30, 2020, the Company generated funds primarily from capital raising activities. For the three-month period ended September 30, 2020, the Company received $55 in revenue relating to licensing fees. The Company has not generated any revenues from the sales of products. Revenues from licensing fees are included in the revenue from customers line item on our statements of operations and comprehensive income (loss). The Research and Development Tax Incentive is recognized as Government research and development grants.

Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies, and in the fiscal year-ended June 30, 2019, revenue was generated through a License and Collaboration Agreement with Axovant Sciences (the “Axovant Agreement”).

The following table sets forth a summary of our revenues for each of the periods set forth below:

	Three Months Ended
	September 30,
	2020	2019
	(US$’000)
Revenues:
Revenues from customers	$55	$33

Total revenues	$55	$33

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

During the three months ended September 30, 2020, the Company recognized $55 in customer revenues, as compared to $33 for the comparable year ended September 30, 2019. The increase in revenues from customers is due to the increase in licensing revenues in the current period.

Research and Development Expenses

Research and development expenses relate primarily to the cost of conducting clinical and pre-clinical trials. Pre-clinical and clinical development costs are a significant component of research and development expenses. Estimates have been used in determining the expense liability under certain clinical trial contracts where services have been performed but not yet invoiced. Generally, the costs, and therefore estimates, associated with clinical trial contracts are based on the number of patients, drug administration cycles, the type of treatment and the outcome being the length of time before actual amounts can be determined will vary depending on length of the patient cycles and the timing of the invoices by the clinical trial partners.

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

Operating Expenses

The following tables set forth a summary of our expenses for each of the periods set forth below:

	Three Months Ended
	September 30,
	2020	2019
	(US$’000)
Operating Expenses:
Royalties and license fees	$134	$26
Research and development	774	423
General and administrative	1,837	750

Total operating expenses	2,745	1,199

During the three months ended September 30, 2020, we incurred $134 in royalties and license fees, as compared to $26 for the comparable year ended September 30, 2019.

During the three months ended September 30, 2020, we incurred $774 in research and development expenses, as compared $423 for the comparable three months ended September 30, 2019. The increase in research and development expenses is primarily due to the impact in three months ended September 30, 2019 of the Company being reimbursed $618 by Axovant Sciences for costs relating to the OPMD program and the termination of the AMD program.

General and administrative expense was $1,837 and $750 for the three months ended September 30, 2020 and 2019, respectively. The increase was due to increases in corporate costs and office costs offset by decreases in employee related costs, depreciation, consulting costs, travel related costs and share based payment costs.

Other Income (Loss)

The following tables set forth a summary of our other income (loss) for each of the periods set forth below:

	Three Months Ended
	September 30,
	2020	2019
	(US$’000)
Other Income (Loss):
Foreign currency transaction loss	(54)	—
Interest income (loss), net	(1)	18
Other income, net	27	—
Unrealized gain on investment	—	1

Total other income (loss), net	(28)	19

The other loss, net during the three months ended September 30, 2020 totaled ($28), which consists of foreign currency transaction loss, interest loss, and other income. During the three months ended September 30, 2019, other income, net totaled $19. Foreign currency transaction loss has increased due to a change in foreign exchange rates. Interest income decreased due to fewer transactions with interest. Other income, net increased due to COVID-19 stimulus incentives from the Australian government. Unrealized gain on investment increased due to the change in fair market value of the investments.

Net Loss

The following tables set forth a summary of our net income (loss) for each of the periods set forth below:

	Three Months Ended
	September 30,
	2020	2019
	(US$’000)
Net Loss	$(2,718)	$(1,147)

As a result of the changes in revenues and expenses noted above, our net income (loss) increased from approximately $(1,147) in the three months ended September 30, 2019 to $(2,718) in the three months ended September 30, 2020.

Liquidity and Capital Resources

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $119.3 million as of September 30, 2020. We expect that our research and development expenses may increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States as a result of the Re-domiciliation and no longer a “foreign private issuer” under SEC Rules.

We had no borrowings for the three months ended September 30, 2020 and 2019 and do not currently have a credit facility.

As of September 30, 2020, we had cash and cash equivalents of $7.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts. Our short-term investments consist of term deposits with maturity within 180 days. Based on cash and cash equivalents of the Company, including proceeds from a public offering of common stock (and common stock equivalents) that closed on October 6, 2020 management estimates that cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months from the filing of this form 10-Q.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Three Months Ended
	September 30,
	2020	2019
	(US$’000)
Net cash provided by (used in):
Operating activities	$(2,360)	$(545)
Investing activities	(173)	1
Financing activities	—	1,770

Net increase (decrease) in cash	$(2,533)	$1,226

Operating activities

Net cash used in operating activities for the three months ended September 30, 2020 and 2019 was $2,360 and $545, respectively. Net cash used in operating activities was primarily the result of our net loss and change in working capital, partially offset by equity-based compensation expense.

Investing activities

Net cash used in investing activities for the three months ended September 30, 2020 was $173. Net cash provided by investing activities for the three months ended September 30, 2019 was $1. The change was primarily related to purchases of equipment in 2020 compared to proceeds from disposal of property and equipment in the same period 2019.

Financing activities

Net cash provided by financing activities was $0 and $1,770 for the three months ended September 30, 2020 and 2019, respectively. Cash from financing activities related to the issuance of ordinary shares, including $2,250 in gross proceeds from a private placement and entitlement offer, partially offset by $480 in share issue transaction costs in the prior period. There were no private placements or public offering completed during the three months ended September 30, 2020.

Subsequent to September 30, 2020, we completed on October 6, 2020 an underwritten public offering of 3,225,806 shares of our common stock (or common stock equivalents in lieu thereof) at a price to the public of $3.10 per share. The underwriter also fully exercised its over-allotment option to purchase 483,870 additional shares of its common stock. The Company received gross proceeds of approximately $11.5 million and net proceeds of approximately $9.9 million from the offering.

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

Unless and until we establish significant revenues from licensing programs, strategic alliances or collaboration arrangements with pharmaceutical companies, or from product sales, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of product candidates and begin to prepare to commercialize any product that receives regulatory approval. We are subject to the risks inherent in the development of new gene therapy products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We estimate that our cash and cash equivalents will be sufficient to fund the Company’s operations at least for the next twelve months.

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

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of September 30, 2020.

Critical Accounting Policies and Significant Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. Note 2 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies.

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

None.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information pursuant to this Item.

Item 4. Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this report we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the period ended June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Number	Description of Document

31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.
**	Furnished, not filed.

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Benitec Biopharma Inc.

Dated: November 13, 2020	/s/ Megan Boston
Megan Boston
Executive Director (principal accounting and financial officer)

/s/ Jerel Banks
Jerel Banks
President and Chief Executive Officer (principal executive officer)

II-2