Form 10-Q
period 2020-12-31
Benitec Biopharma Inc.
filed 2021-02-09
CIK 1808898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

We had 4,540,469 shares of our common stock outstanding as of the close of business on February 4, 2021.

BENITEC BIOPHARMA INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These risks, uncertainties and factors include:

•	the success of our plans to develop and potentially commercialize our product candidates;

•	the timing of the initiation and completion of preclinical studies and clinical trials;

•	the timing and sufficiency of patient enrollment and dosing in any future clinical trials;

•	the timing of the availability of data from clinical trials;

•	the timing and outcome of regulatory filings and approvals;

•	unanticipated delays;

•	sales, marketing, manufacturing and distribution requirements;

•	market competition and the acceptance of our products in the marketplace;

•	regulatory developments in the United States of America;

•	the development of novel AAV vectors;

•	the plans of licensees of our technology;

•	the clinical utility and potential attributes and benefits of ddRNAi and our product candidates,

•	including the potential duration of treatment effects and the potential for a “one shot” cure;

•	our dependence on our relationships with collaborators and other third parties;

•	expenses, ongoing losses, future revenue, capital needs and needs for additional financing;

•	the length of time over which we expect our cash and cash equivalents to be sufficient to execute on our business plan;

•	our intellectual property position and the duration of our patent portfolio;

•	the impact of local, regional, and national and international economic conditions and events; and

•	the impact of the current COVID-19 pandemic, the disease caused by the SARS-CoV-2 virus, which may adversely impact our business and preclinical and future clinical trials;

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

2

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

PART I

FINANCIAL INFORMATION

BENITEC BIOPHARMA INC.

BENITEC BIOPHARMA INC.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 31,	June 30,
	2020	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,010	$9,801
Trade and other receivables	21	59
Other current assets	352	949

Total current assets	14,383	10,809
Property and equipment, net	610	374
Deposits	9	9
Other assets	210	—
Right-of-use assets	300	395

Total assets	$15,512	$11,587

Liabilities and Stockholders’ Equity
Current liabilities:
Trade and other payables	$355	$741
Accrued employee benefits	221	203
Lease liabilities, current portion	203	192

Total current liabilities	779	1,136
Lease liabilities, less current portion	108	213

Total liabilities	887	1,349
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value—10,000,000 shares authorized; 4,540,469 and 1,108,374 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	4	1
Additional paid-in capital	138,395	128,826
Accumulated deficit	(122,207)	(116,636)
Accumulated other comprehensive loss	(1,567)	(1,953)

Total stockholders’ equity	14,625	10,238

Total liabilities and stockholders’ equity	$15,512	$11,587

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue:
Revenues from customers	$1	$77	$56	$110

Total revenues	1	77	56	110
Operating expenses
Royalties and license fees	(19)	(306)	114	(280)
Research and development	1,168	599	1,942	1,022
General and administrative	2,111	1,895	3,948	2,645

Total operating expenses	3,260	2,188	6,004	3,387

Loss from operations	(3,259)	(2,111)	(5,948)	(3,277)
Other income (loss):
Foreign currency transaction gain (loss)	—	5	(54)	5
Interest income (expense), net	(2)	17	(3)	35
Other income, net	10	—	36	—
Unrealized loss on investment	(1)	(1)	(1)	—

Total other income (loss), net	7	21	(22)	40

Net loss	$(3,252)	$(2,090)	$(5,970)	$(3,237)

Other comprehensive income:
Unrealized foreign currency translation gain	208	336	386	32

Total other comprehensive income	208	336	386	32

Total comprehensive loss	$(3,044)	$(1,754)	$(5,584)	$(3,205)

Net loss	$(3,252)	$(2,090)	$(5,970)	$(3,237)

Net loss per share:
Basic and diluted	$(0.76)	$(2.00)	$(2.21)	$(3.40)

Weighted average number of shares outstanding: basic and diluted	4,300,073	1,043,431	2,704,223	951,112

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	856,765	$1	$127,327	$(108,870)	$(1,864)	$16,594
Common stock sold for cash, net of issuance costs of $240	186,666	—	1,720	—	—	1,720
Issuance of pre-purchased warrants, net of issuance costs of $240	—	—	50	—	—	50
Share-based compensation	—	—	55	—	—	55
Forfeiture of share-based payments	—	—	(61)	61	—	—
Foreign currency translation loss	—	—	—	—	(304)	(304)
Net loss	—	—	—	(1,147)		(1,147)

Balance at September 30, 2019	1,043,431	$1	$129,091	$(109,956)	$(2,168)	$16,968

Share-based compensation	—	—	37			37

Forfeiture of share-based payments	—	—	(319)	319	—	—

Foreign currency translation gain	—	—	—	—	336	336

Net loss	—	—	—	(2,090)	—	(2,090)

Balance at December 31, 2019	1,043,431	$1	$128,809	$(111,727)	$(1,832)	$15,251

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	1,108,374	$1	$128,826	$(116,636)	$(1,953)	$10,238
Share-based compensation	—	—	38	—	—	38
Forfeiture of share-based payments	—	—	(14)	14	—	—
Foreign currency translation gain	—	—	—	—	178	178
Net loss	—	—	—	(2,718)		(2,718)

Balance at September 30, 2020	1,108,374	$1	$128,850	$(119,340)	$(1,775)	$7,736

Issuance of common stock and pre-funded warrants sold for cash, net of issuance costs of $1,643	3,150,514	3	9,848	—	—	9,851

Exercise of pre-funded warrants	281,581	—	—	—	—	—

Share-based compensation	—	—	82	—	—	82

Forfeiture of share-based payments	—	—	(385)	385	—	—

Foreign currency translation gain	—	—	—	—	208	208

Net loss	—	—	—	(3,252)	—	(3,252)

Balance at December 31, 2020	4,540,469	$4	$138,395	$(122,207)	$(1,567)	$14,625

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,970)	$(3,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112	102
Amortization of right-of-use assets	95	91
Loss on disposal of fixed assets	—	1
Unrealized (gain) loss on investment	(1)	1
Share-based compensation expense	120	92
Changes in operating assets and liabilities:
Trade and other receivables	28	1,566
Other assets	424	(150)
Trade and other payables	(425)	(2,028)
Accrued employee benefits	25	11
Lease liabilities	(94)	(70)

Net cash used in operating activities	(5,686)	(3,621)

Cash flows from investing activities:
Purchases of property and equipment	(347)	(82)
Proceeds from disposal of property and equipment	—	1

Net cash used in investing activities	(347)	(81)

Cash flows from financing activities:
Proceeds from issues of shares and pre-funded warrants	11,494	2,250
Shares and pre-funded warrant issuance costs	(1,643)	(480)

Net cash provided by financing activities	9,851	1,770

Effects of exchange rate changes on cash and cash equivalents	391	—

Net increase (decrease) in cash and cash equivalents	4,209	(1,932)
Cash and cash equivalents, beginning of period	9,801	15,718

Cash and cash equivalents, end of period	$14,010	$13,786

Supplemental disclosure of cash flow information:
Initial measurement of operating lease right-of-use assets and liabilities	$—	$(579)

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Business

Benitec Biopharma Inc. (the “Company”) is a corporation formed under the laws of Delaware, United States of America, on November 22, 2019 and listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BNTC”. Benitec Biopharma Inc. is the parent entity of a number of subsidiaries including the previous parent entity Benitec Biopharma Limited (“BBL”). BBL was incorporated under the laws of Australia in 1995 and was listed on the Australian Securities Exchange, or ASX, from 1997 until April 15, 2020. On August 14, 2020, BBL reorganized as a Proprietary Limited company and changed its name to Benitec Biopharma Proprietary Limited. The Company’s business focuses on the development of novel genetic medicines. Our proprietary platform, called DNA-directed RNA interference, or ddRNAi, combines RNA interference, or RNAi, with gene therapy to create medicines that facilitate sustained silencing of disease-causing genes.

On November 27, 2019, BBL announced its intention to re-domicile from Australia to the United States of America. BBL implemented a Scheme of Arrangement pursuant to which Benitec Biopharma Inc, a newly incorporated company for the purpose of effecting the re-domiciliation, acquired all BBL shares and BBL became a wholly-owned subsidiary of Benitec Biopharma Inc.. BBL shareholders received one Benitec Biopharma Inc. share for every 300 BBL shares. Holders of BBL’s American Depository Shares, or ADSs (each of which represented 200 ordinary shares), received two shares of the Company’s common stock for every three ADSs held. The re-domiciliation was completed on April 15, 2020 following approval by BBL shareholders at a Scheme Meeting held on March 26, 2020 and by the Supreme Court of Queensland on March 30, 2020.

In accordance with the U.S. Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin Topic 4C, all issued and outstanding shares of the Company’s common stock have been retroactively adjusted in these consolidated financial statements to reflect the 300:1 ratio and share consolidation as if it occurred on July 1, 2019.

The terms the “Company,” “we,” “us,” “our” and similar terms used herein refer (i), prior to the re-domiciliation to BBL, an Australian corporation, and its subsidiaries, and (ii), following the re-domiciliation, to Benitec Biopharma Inc., a Delaware corporation, and its subsidiaries (including BBL).

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

The Company is continuing to monitor the impact of the pandemic of the novel strain of coronavirus COVID-19 (“COVID-19”) on all aspects of its business, including how it will impact our employees, suppliers, vendors and business partners. While the Company did experience some disruption from COVID-19 including disruption of the timing and completion of certain pre-clinical trials we are unable to predict the overall impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s consolidated financial statements include the estimates of useful lives of property and equipment, valuation of the operating lease liability and related right-of-use asset, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the valuation allowance on deferred tax assets and foreign currency translation due to certain average exchange rates applied in lieu of spot rates on transaction dates. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s functional currency and reporting currency is the United States dollar. BBL’s functional currency is the Australian dollar (AUD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency translation are included in the statements of operations and comprehensive income (loss) as other comprehensive income (loss).

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

The carrying amounts of the Company’s cash and cash equivalents, accounts receivables, and accounts payables are considered to be representative of their respective fair values because of the short-term nature of those instruments. As of December 31, 2020, and June 30, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net income (loss) per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of December 31, 2020, and 2019, there were 384,676 and 252,516 potential common shares, respectively, that were excluded from the calculation of diluted net income (loss) per share because their effect was anti-dilutive.

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

(Unaudited)

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

Grant income is generated through the Australian federal government’s Research and Development Tax Incentive program, under which the government provides a cash refund for 43.5% (2019: 43.5%) of eligible research and development expenditures. This grant is available for our research and development activities in Australia, as well as activities in the United States to the extent such U.S.-based expenses relate to our activities in Australia, do not exceed half the expenses for the relevant activities and are approved by the Australian government. Grants are recorded when a reliable estimate can be made.

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

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13: Financial Instruments – Credit Losses (Topic 326). This ASU represents a significant change in the accounting for credit losses model by requiring immediate recognition of management’s estimates of current expected credit losses (CECL). Under the prior model, losses were recognized only as they were incurred. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company has determined that it has met the criteria of a smaller reporting company (“SRC”) as of November 15, 2019. As such, ASU 2019-10: Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases: Effective Dates amended the effective date for the Company to be for reporting periods beginning after December 15, 2022. The Company will adopt this ASU effective July 1, 2023.

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2020, and 2019, the Company incurred a net loss of $6.0 million and $3.2 million and used net cash of $5.7 million and $3.6 million in operations, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.

As of December 31, 2020, the Company had $14 million in cash and cash equivalents. The Company has performed a review of the cash flow forecasts and believes that the current funding will be sufficient for a period of at least twelve months from the date of this report.

The Company’s ability to continue as a going concern is dependent upon its ability to generate revenue and obtain adequate financing. While the Company believes in its ability to generate revenue and raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern due to unsuccessful product development or commercialization, or the inability to obtain adequate financing in the future.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

4. Revenue (US$’000)

	Three Months Ended		Six Months Ended
Revenues from customers	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Licensing revenue	$1	$61	$56	$61
Royalty revenue	—	16	—	45
Service revenue*	—	—	—	4

Total	$1	$77	$56	$110

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

	Three Months Ended December 31, 2020
Disaggregated revenue (US$’000)	Licensing	Royalties	Development activities	Total
Services transferred at a point in time	$—	$—	$—	$—
Services transferred over time	1	—	—	1

Total	$1	$—	$—	$1

	Six Months Ended December 31, 2020
Disaggregated revenue (US$’000)	Licensing	Royalties	Development activities	Total
Services transferred at a point in time	$—	$—	$—	$—
Services transferred over time	56	—	—	56

Total	$56	$—	$—	$56

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended December 31, 2019
Disaggregated revenue (US$’000)	Licensing	Royalties	Development activities	Total
Services transferred at a point in time	$—	$—	$—	$—
Services transferred over time	61	16	—	77

Total	$61	$16	$—	$77

	Six Months Ended December 31, 2019
Disaggregated revenue (US$’000)	Licensing	Royalties	Development activities	Total
Services transferred at a point in time	$—	$—	$4	$4
Services transferred over time	61	45	—	106

Total	$61	$45	$4	$110

5. Cash and Cash equivalents

(US$’000)	December 31, 2020	June 30, 2020
Cash at Bank	$14,010	$5,231
Term Deposit	—	4,570

Total	$14,010	$9,801

6. Trade and other receivables

(US$’000)	December 31, 2020	June 30, 2020
Other receivables	$21	$59

Total	$21	$59

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

7. Other assets

(US$’000)	December 31, 2020	June 30, 2020
Prepaid expenses	$538	$861
Security deposit	16	69
Other deposit	7	18
Market value of listed shares	1	1

Total other assets	562	949
Less: non-current portion	(210)	—

Current portion	$352	$949

8. Property and equipment, net

(US$’000)	December 31, 2020	June 30, 2020
Software	$11	$11
Lab equipment	1,457	1,109
Computer hardware	26	26
Leasehold improvements	24	24

Total property and equipment, gross	1,518	1,170
Accumulated depreciation and amortization	(908)	(796)

Total property and equipment, net	$610	$374

Depreciation expense was $67,000 and $112,000 for the three months and six months ended December 31, 2020, respectively, and $51,000 and $102,000, respectively, for the same periods in 2019.

9. Trade and other payables

(US$’000)	December 31, 2020	June 30, 2020
Trade payable	$87	$282
Accrued license fees	142	54
Accrued professional fees	35	155
Other payables	91	250

Total	$355	$741

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

10. Leases

The Company has entered into an operating lease for office space under an agreement that expires in 2022. The lease requires the Company to pay utilities, insurance, taxes and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.

As of December 31, 2020, the Company’s operating lease has a remaining lease term of 1.45 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	December 31, 2020
2021	$105
2022	218

Total operating lease payments	323
Less imputed interest	(12)

Present value of operating lease liabilities	$311

The Company recorded lease liabilities and right-of-use lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. Rent expense was $52,000 and $104,000 for the three months and six months ended December 31, 2020, respectively, and $52,000 and $104,000, respectively, for the same periods in 2019.

11. Stockholders’ equity

Common Stock

On October 6, 2020, the Company announced the closing of an underwritten public offering of 2,666,644 shares of its common stock at a price to the public of $3.10 per share. The Company also announced that the underwriter fully exercised its over-allotment option to purchase 483,870 additional shares of its common stock at the offering price of $3.10 per share.

Warrants

On October 6, 2020, the Company announced the closing of an underwritten public offering of 559,162 shares of common stock underlying pre-funded warrants initially purchased for $3.09 per share and immediately exercisable at $0.01 per share (“Pre-Funded Warrants”). Of the 559,162 Pre-Funded Warrants issued, 281,581 Pre-Funded Warrants had been exercised as of December 31, 2020. The remaining Pre-Funded Warrants may be exercised at any time from issuance.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

The activity related to warrants during for the three and six months ended December 31, 2020, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2020	145,421	$29.48
Granted	—	—
Exercised	—	—
Forfeited	(38,326)	82.50
Outstanding and exercisable at September 30, 2020	107,095	$10.50
Granted	559,162	3.09
Exercised	(281,581)	3.10
Forfeited	—	—
Outstanding and exercisable at December 31, 2020	384,676	$5.15

Equity Incentive Plan

Employee Share Option Plan

Upon the re-domiciliation, the Company assumed BBL’s obligations with respect to the settlement of options that were issued by BBL prior to the re-domiciliation pursuant to the Benitec Officers’ and Employees’ Share Option Plan (the “Share Option Plan”). This includes the Company’s assumption of the Share Option Plan and all award agreements pursuant to which each of the options were granted. Each option when exercised entitles the option holder to one share in the Company. Options are exercisable on or before an expiry date, do not carry any voting or dividend rights and are not transferable except on death of the option holder or in certain other limited circumstances. Employee options vest one third on each anniversary of the applicable grant date for three years. If an employee dies, retires or otherwise leaves the Company and certain exercise conditions have been satisfied, generally, the employee has 12 months to exercise their options or the options are cancelled. After the re-domiciliation, no new options have been or will be issued under the Share Option Plan.

Equity and Incentive Compensation Plan

On December 9, 2020, the Company’s stockholders approved the Company’s 2020 Equity and Incentive Compensation Plan (the “2020 Plan”). The 2020 Plan provides for the grant of various equity awards. Currently, only stock options are outstanding under the 2020 Plan. Each option when exercised entitles the option holder to one share of the Company’s common stock. Options are exercisable on or before an expiry date, do not carry any voting or dividend rights, and are not transferable except on death of the option holder or in certain other limited circumstances. Employee stock options vest in increments of one-third on each anniversary of the applicable grant date for three years. Non-employee director options vest in increments of one-third on the day prior to each of the Company’s next three annual stockholder meetings following the grant date. If an option holder dies or terminates employment or service due to Disability (as defined in the 2020 Plan) and certain exercise conditions have been satisfied, generally, the option holder has 12 months to exercise their options or the options are cancelled. If an option holder otherwise leaves the Company, other than for a termination by the Company for Cause (as defined in the 2020 Plan) and certain exercise conditions have been satisfied, generally, the option holder has 90 days to exercise their options or the options are cancelled. Any future equity grants will be made under the 2020 Plan.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

Equity Awards

The activity related to equity awards, which comprised of stock options during the three and six months ended December 31, 2020, is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2020	70,161	$60.42	2.89 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(444)	69.32

Outstanding at September 30, 2020	69,717	$60.00	2.65 years	—
Exercisable at September 30, 2020	43,273	$68.53	2.26 years	$—

Granted	525,546	2.98	9.95 years
Exercised	—	—
Forfeited	(7,967)	153.78

Outstanding at December 31, 2020	587,296	7.64	9.2 years	—
Exercisable at December 31, 2020	35,473	$48.18	2.4 years	$—

Share-Based Compensation Expense

The classification of share-based compensation expense is summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(US$’000)	2020	2019	2020	2019
Research and development	$6	$17	$15	$—
General and administrative	76	20	105	92

Total share-based compensation expense	$82	$37	$120	$92

As of December 31, 2020, there was $1,393,000 of unrecognized share-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

12. Income taxes

For the three and six months ended December 31, 2020, and 2019, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.

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

We had also implemented work-from-home measures for some of our employees between March 2020 and December 2020, resulting in a reduction of laboratory work and a halt of non-essential business travel. As we transition our employees back to our premises, there is a risk that COVID-19 infections occur at our offices or laboratory facilities and significantly affect our operations. Additionally, if any of our critical vendors are impacted, our business could be affected if we become unable to timely procure essential equipment, supplies or services in adequate quantities and at acceptable prices.

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

In December 2016, we entered into an exclusive sublicense agreement with NantWorks, LLC, pursuant to which we agreed to make certain milestone and royalty payments, as well as periodic payments for so long as the agreement remained in effect. In December of 2018, the Company accrued a milestone payment of USD 300k (AUD 425,411), which was anticipated to be paid to NantWorks, LLC under the sublicense agreement. It was later determined that the milestone was not required to be paid and, therefore, the accrual was reversed in December of 2019. We terminated the exclusive sublicense agreement for convenience, with the termination effective as of June 2020.

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s functional currency and reporting currency is the United States dollar. BBL’s functional currency is the Australian dollar (AUD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency translation are included in the statements of operations and comprehensive income (loss) as other comprehensive income (loss).

Other comprehensive income (loss) for all periods presented includes only foreign currency translation gains (losses).

October 2020 Capital Raise

On October 6, 2020, the Company announced the closing of an underwritten public offering of common stock and common stock equivalents (the “October 2020 Capital Raise”). The Company received gross proceeds of approximately $11.5 million and net proceeds of approximately $9.9 million from the offering.

Results of Operations

Revenues

In the past Benitec Limited has generated revenue from its operations through two activities: revenue from customers and revenue from government research and development grants. In the fiscal year ended June 30, 2020 and the six months ended December 31, 2020, the Company generated funds primarily from capital raising activities. For the three-month period ended December 31, 2020, the Company received $1 in revenue relating to licensing fees. The Company has not generated any revenues from the sales of products. Revenues from licensing fees are included in the revenue from customers line item on our statements of operations and comprehensive income (loss). There were no Research and Development Tax Incentive payments received during this period.

Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies, and in the fiscal year-ended June 30, 2019, revenue was generated through a License and Collaboration Agreement with Axovant Sciences (the “Axovant Agreement”).

The following table sets forth a summary of our revenues for each of the periods set forth below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(US$’000)
Revenues:
Revenues from customers	$1	$77	$56	$110

Total revenues	$1	$77	$56	$110

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

During the three and six months ended December 31, 2020, respectively, the Company recognized $1 and $56 in customer revenues, as compared to $77 and $110 for the comparable periods ended December 31, 2019. The decrease in revenues from customers is due to the decrease in licensing and royalty revenues in the current period.

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

We anticipate that our general and administrative expenses may increase as the Company focuses on the continued development of the pre-clinical OPMD program. The Company also anticipates an increase in expenses relating to accounting, legal and regulatory-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and other costs associated with being a domestic public company after the Re-domiciliation and no longer a “foreign private issuer” under SEC rules.

Operating Expenses

The following tables set forth a summary of our expenses for each of the periods set forth below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(US$’000)
Operating Expenses:
Royalties and license fees	$(19)	$(306)	$114	$(280)
Research and development	1,168	599	1,942	1,022
General and administrative	2,111	1,895	3,948	2,645

Total operating expenses	$3,260	$2,188	$6,004	$3,387

During the three and six months ended December 31, 2020, respectively, we incurred ($19) and $114 in royalties and license fees, as compared to ($306) and ($280) for the comparable periods ended December 31, 2019. The change is due to a reversal of an accrual which created the negative balance in the three and six months ended 2019. In the three months ended December 2020 we also reversed an accrual, resulting in the balance of ($19) as opposed to the six month balance which included a payable license fee.

During the three and six months ended December 31, 2020, we incurred $1,168 and $1,942 in research and development expenses, as compared to $599 and $1,022 for the comparable periods ended December 31, 2019. The increase in research and development expenses are related to the pre-clinical trials associated with BB-301.

General and administrative expense was $2,111 and $3,948 for the three and six months ended December 31, 2020 and 2019, respectively, as compared to $1,895 and $2,645 for the comparable periods ended December 31, 2019. This increase was due to the increase in insurance, consultants, legal and accounting fees.

Other Income (Expense)

The following tables set forth a summary of our other income (loss) for each of the periods set forth below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(US$’000)
Other Income (Loss):
Foreign currency transaction gain (loss)	$—	$5	$(54)	$5
Interest income (expense), net	(2)	17	(3)	35
Other income, net	10	—	36	—
Unrealized loss on investment	(1)	(1)	(1)	—

Total other income (loss), net	$7	$21	$(22)	$40

The other income (loss), net during the three and six months ended December 31, 2020, respectively, totaled $7 and ($22), which consists of foreign currency transaction loss, interest expense, other income, and unrealized loss on investment. During the three and six months ended December 31, 2019, respectively, other income, net totaled $21 and $40. Foreign currency transaction gain has decreased due to a change in foreign exchange rates. Interest income (expense), net has decreased due to fewer transactions with interest. Other income, net increased due to COVID-19 stimulus incentives from the Australian government. Unrealized loss on investment remained unchanged for the three months ended December 31, 2020, compared to the three months ended December 31, 2019.

Net Loss

The following tables set forth a summary of our loss for each of the periods set forth below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
	(US$’000)
Net Loss	$(3,252)	$(2,090)	$(5,970)	$(3,237)

As a result of the changes in revenues and expenses noted above, our net loss increased from approximately $2,090 and $3,237 in the three and six months ended December 31, 2019, respectively, to $3,252 and $5,970 in the three and six months ended December 31, 2020.

Liquidity and Capital Resources

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $122.2 million as of December 31, 2020. We expect that our research and development expenses may increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States as a result of the Re-domiciliation and no longer a “foreign private issuer” under SEC Rules.

We had no borrowings for the three months ended December 31, 2020 and 2019 and do not currently have a credit facility.

As of December 31, 2020, we had cash and cash equivalents of approximately $14 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Six Months Ended December 31,
	2020	2019
	(US$’000)
Net cash provided by (used in):
Operating activities	$(5,686)	$(3,621)
Investing activities	(347)	(81)
Financing activities	9,851	1,770
Effects of exchange rate changes on cash and cash equivalents	391	—

Net increase (decrease) in cash	$4,209	$(1,932)

Operating activities

Net cash used in operating activities for the six months ended December 31, 2020 and 2019 was $5,686 and $3,621, respectively. Net cash used in operating activities was primarily the result of our net loss and change in working capital and a decrease in payables.

Investing activities

Net cash used in investing activities for the six months ended December 31, 2020 was $347. Net cash used in investing activities for the six months ended December 31, 2019 was $81. The change was primarily related to an increase in purchases of equipment in 2020 compared to the same period in 2019.

Financing activities

Net cash provided by financing activities was $9,851 and $1,770 for the six months ended December 31, 2020 and 2019, respectively. Cash from financing activities related to the issuance of common stock, including $11,494 in gross proceeds from the October 2020 Capital Raise, partially offset by $1,643 in share issuance costs for the period ended December 31, 2020. For the same period in 2019, cash from financing activities related to the issuance of common stock of BBL, including gross proceeds of $2,250 from a public offering, partially offset by $480 in share issuance costs.

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

On October 1, 2016, the Company entered into an operating lease for office space in Hayward , California that originally expired in April 2018. The Company has entered into lease amendments that extend the lease commitment through June 2022.

The Company enters into contracts in the normal course of business with third-party contract research organizations, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of December 31, 2020.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section above entitled “Risk Factors.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America,and provide a meaningful presentation of the Company’s financial condition and results of operations.

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

Recent Accounting Pronouncements

Accounting Standards recently adopted

None.

New Accounting Standards and Interpretations not yet mandatory or early adopted

ASU 2016-13—In June 2016, the FASB issued ASU No. 2016-13: “Financial Instruments—Credit Losses (Topic 326)”. This ASU represents a significant change in the accounting for credit losses model by requiring immediate recognition of management’s estimates of current expected credit losses (CECL). Under the prior model, losses were recognized only as they were incurred. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019. The Company has determined that it has met the criteria of a smaller reporting company (“SRC”) as of November 15, 2019. As such, ASU 2019-10: “Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases: Effective Dates” amended the effective date for the Company to be for reporting periods beginning after December 15, 2022. The Company will adopt this ASU effective July 1, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information pursuant to this Item.

Item 4. Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this report we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Number	Description of Document

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s amended Form S-1 filed on October 1, 2020 (File No. 333-246314))

10.1	Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 14, 2020)

10.2	Form of Evidence of Award of Option Right Pursuant to the Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan (Executives) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 15, 2020)

10.3	Form of Evidence of Award of Option Right Pursuant to the Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 15, 2020)

31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Benitec Biopharma Inc.

Dated: February 9, 2021	/s/ Megan Boston
Megan Boston
Executive Director (principal financial and accounting officer)

/s/ Jerel Banks
Jerel Banks
President and Chief Executive Officer (principal executive officer)