Form 10-Q
period 2021-03-31
Benitec Biopharma Inc.
filed 2021-05-12
CIK 1808898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

We had 7,854,416 shares of our common stock outstanding as of the close of business on May 6, 2021.

BENITEC BIOPHARMA INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. All statements, other than statements of historical fact included in this Report, are forward-looking statements. When used in this Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

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

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

BENITEC BIOPHARMA INC.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	March 31,	June 30,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,988	$9,801
Trade and other receivables	10	59
Other current assets	409	949

Total current assets	12,407	10,809
Property and equipment, net	563	374
Deposits	9	9
Other assets	197	—
Right-of-use assets	252	395

Total assets	$13,428	$11,587

Liabilities and Stockholders’ Equity
Current liabilities:
Trade and other payables	$2,005	$741
Accrued employee benefits	231	203
Lease liabilities, current portion	208	192

Total current liabilities	2,444	1,136
Lease liabilities, less current portion	54	213

Total liabilities	2,498	1,349

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value—10,000,000 shares authorized; 4,818,050 and 1,108,374 shares issued and outstanding at March 31, 2021 and June 30, 2020, respectively	5	1
Additional paid-in capital	138,632	128,826
Accumulated deficit	(126,116)	(116,636)
Accumulated other comprehensive loss	(1,591)	(1,953)

Total stockholders’ equity	10,930	10,238

Total liabilities and stockholders’ equity	$13,428	$11,587

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue:
Revenues from customers	$1	$28	$57	$137

Total revenues	1	28	57	137
Operating expenses
Royalties and license fees	7	47	122	(233)
Research and development	2,758	805	4,700	2,095
General and administrative	1,029	1,287	4,976	3,669

Total operating expenses	3,794	2,139	9,798	5,531

Loss from operations	(3,793)	(2,111)	(9,741)	(5,394)
Other income (loss):
Foreign currency transaction gain (loss)	(112)	(7)	(167)	4
Interest income (expense), net	(2)	16	(5)	52
Other income, net	—	—	37	—
Unrealized loss on investment	(2)	—	(3)	(1)

Total other income (loss), net	(116)	9	(138)	55

Net loss	$(3,909)	$(2,102)	$(9,879)	$(5,339)

Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	(24)	(901)	362	(869)

Total other comprehensive income (loss)	(24)	(901)	362	(869)

Total comprehensive loss	$(3,933)	$(3,003)	$(9,517)	$(6,208)

Net loss	$(3,909)	$(2,102)	$(9,879)	$(5,339)

Net loss per share:
Basic and diluted	$(0.82)	$(1.96)	$(2.93)	$(5.36)

Weighted average number of shares outstanding: basic and diluted	4,747,059	1,070,957	3,375,228	995,246

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2019	856,765	$1	$127,327	$(108,870)	$(1,864)	$16,594
Common stock sold for cash, net of issuance costs of $240	186,666	—	1,720	—	—	1,720
Issuance of pre-purchased warrants, net of issuance costs of $240	—	—	50	—	—	50
Share-based compensation	—	—	55	—	—	55
Forfeiture of share-based payments	—	—	(61)	61	—	—
Foreign currency translation loss	—	—	—	—	(304)	(304)
Net loss	—	—	—	(1,147)		(1,147)

Balance at September 30, 2019	1,043,431	$1	$129,091	$(109,956)	$(2,168)	$16,968

Exercise of pre-funded warrants	27,526	—	—	—	—	—

Share-based compensation	—	—	37	—	—	37

Forfeiture of share-based payments	—	—	(319)	319	—	—

Foreign currency translation gain	—	—	—	—	336	336

Net loss	—	—	—	(2,090)	—	(2,090)

Balance at December 31, 2019	1,070,957	$1	$128,809	$(111,727)	$(1,832)	$15,251

Share-based compensation	—	—	88	—	—	88
Foreign currency translation gain	—	—	—	—	(901)	(901)

Net loss	—	—	—	(2,102)	—	(2,102)

Balance at March 31, 2020	1,070,957	$1	$128,897	$(113,829)	$(2,733)	$12,336

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2020	1,108,374	$1	$128,826	$(116,636)	$(1,953)	$10,238
Share-based compensation	—	—	38	—	—	38
Forfeiture of share-based payments	—	—	(14)	14	—	—
Foreign currency translation gain	—	—	—	—	178	178
Net loss	—	—	—	(2,718)		(2,718)

Balance at September 30, 2020	1,108,374	$1	$128,850	$(119,340)	$(1,775)	$7,736

Issuance of common stock and pre-funded warrants sold for cash, net of issuance costs of $1,643	3,150,514	3	9,848	—	—	9,851

Exercise of pre-funded warrants	281,581	—	—	—	—	—

Share-based compensation	—	—	82	—	—	82

Forfeiture of share-based payments	—	—	(385)	385	—	—

Foreign currency translation gain	—	—	—	—	208	208

Net loss	—	—	—	(3,252)	—	(3,252)

Balance at December 31, 2020	4,540,469	$4	$138,395	$(122,207)	$(1,567)	$14,625

Exercise of pre-funded warrants	277,581	1	2	—	—	3

Share-based compensation	—	—	235	—	—	235

Foreign currency translation loss	—	—	—	—	(24)	(24)

Net loss	—	—	—	(3,909)	—	(3,909)

Balance at March 31, 2021	4,818,050	$5	$138,632	$(126,116)	$(1,591)	$10,930

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,879)	$(5,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179	150
Amortization of right-of-use assets	143	138
Loss on disposal of fixed assets	—	1
Unrealized loss on investment	3	1
Share-based compensation expense	355	180
Changes in operating assets and liabilities:
Trade and other receivables	21	2,494
Other assets	377	(69)
Trade and other payables	1,214	(1,197)
Accrued employee benefits	55	—
Lease liabilities	(143)	(749)

Net cash used in operating activities	(7,675)	(4,390)

Cash flows from investing activities:
Purchases of property and equipment	(362)	(82)
Proceeds from disposal of property and equipment	—	1

Net cash used in investing activities	(362)	(81)

Cash flows from financing activities:
Proceeds from issues of shares and pre-funded warrants	11,497	2,250
Shares and pre-funded warrant issuance costs	(1,643)	(480)

Net cash provided by financing activities	9,854	1,770

Effects of exchange rate changes on cash and cash equivalents	370	(1,617)

Net increase (decrease) in cash and cash equivalents	2,187	(4,318)

Cash and cash equivalents, beginning of period	9,801	15,718

Cash and cash equivalents, end of period	$11,988	$11,400

Supplemental disclosure of cash flow information:
Initial measurement of operating lease right-of-use assets and liabilities	$—	$(579)

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim financial results are not necessarily indicative of results anticipated for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020.

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s functional currency and reporting currency is the United States dollar. BBL’s functional currency is the Australian dollar (AUD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency translation are included in the consolidated statements of operations and comprehensive income (loss) as other comprehensive income (loss).

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

As of March 31, 2021, and June 30, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the consolidated balance sheets.

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits at federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net income (loss) per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of March 31, 2021, and 2020, there were 694,388 and 324,903 potential common shares, respectively, that were excluded from the calculation of diluted net income (loss) per share because their effect was anti-dilutive.

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

The Company applies judgement in determining whether contracts entered into fall within the scope of ASC 606 – Revenue from Contracts with Customers (“ASC 606”). In doing so, management considers the commercial substance of the transaction and how risks and benefits of the contract accrue to the various parties to the contract.

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

Royalties

Revenue from licensees of the Company’s intellectual property reflect a right to use the intellectual property as it exists at the point in time in which the license is granted. Where consideration is based on sales of product by the licensee, revenue is recognized when the customer’s subsequent sales of products occur.

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

Grant income is generated through the Australian federal government’s Research and Development Tax Incentive program, under which the government provides a cash refund for 43.5% of eligible research and development expenditures. This grant is available for our research and development activities in Australia, as well as activities in the United States to the extent such U.S.-based expenses relate to our activities in Australia, do not exceed half the expenses for the relevant activities and are approved by the Australian government. Grants are recorded when a reliable estimate can be made.

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

Share-based Compensation Expense

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

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2021, and 2020, the Company incurred a net loss of $9.9 million and $5.3 million and used net cash of $7.7 million and $4.4 million in operations, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.

As of March 31, 2021, the Company had $12 million in cash and cash equivalents. The Company has performed a review of the cash flow forecasts and believes that the current funding will be sufficient for a period of at least twelve months from the date of this Report.

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

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

4. Revenue

	Three Months Ended		Nine Months Ended
Revenues from customers (US$’000)	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Licensing revenue	$1	$—	$57	$60
Royalty revenue	—	28	—	73
Service revenue	—	—	—	4

Total	$1	$28	$57	$137

	Three Months Ended March 31, 2021
Disaggregated revenue (US$’000)	Licensing	Royalties	Development activities	Total
Services transferred at a point in time	$—	$—	$—	$—
Services transferred over time	1	—	—	1

Total	$1	$—	$—	$1

	Nine Months Ended March 31, 2021
Disaggregated revenue (US$’000)	Licensing	Royalties	Development activities	Total
Services transferred at a point in time	$—	$—	$—	$—
Services transferred over time	57	—	—	57

Total	$57	$—	$—	$57

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended March 31, 2020
Disaggregated revenue (US$’000)	Licensing	Royalties	Development activities	Total
Services transferred at a point in time	$—	$—	$—	$—
Services transferred over time	—	28	—	28

Total	$—	$28	$—	$28

	Nine Months Ended March 31, 2020
Disaggregated revenue (US$’000)	Licensing	Royalties	Development activities	Total
Services transferred at a point in time	$—	$73	$—	$73
Services transferred over time	60	—	4	64

Total	$60	$73	$4	$137

5. Cash and Cash equivalents

(US$’000)	March 31, 2021	June 30, 2020
Cash at Bank	$11,988	$5,231
Term Deposit	—	4,570

Total	$11,988	$9,801

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

6. Other current assets

(US$’000)	March 31, 2021	June 30, 2020
Prepaid expenses	$587	$861
Security deposit	15	69
Other deposit	—	18
Market value of listed shares	4	1

Total other assets	606	949
Less: non-current portion	(197)	—

Current portion	$409	$949

7. Property and equipment, net

(US$’000)	March 31, 2021	June 30, 2020
Software	$14	$11
Lab equipment	1,471	1,109
Computer hardware	26	26
Leasehold improvements	24	24

Total property and equipment, gross	1,535	1,170
Accumulated depreciation and amortization	(972)	(796)

Total property and equipment, net	$563	$374

Depreciation expense was $67,000 and $179,000 for the three months and nine months ended March 31, 2021, respectively, and $48,000 and $150,000, respectively, for the same periods in 2020.

8. Trade and other payables

(US$’000)	March 31, 2021	June 30, 2020
Trade payable	$1,640	$282
Accrued license fees	142	54
Accrued professional fees	42	155
Other payables	181	250

Total	$2,005	$741

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

9. Leases

The Company has entered into an operating lease for office space under an agreement that expires in 2022. The lease requires the Company to pay utilities, insurance, taxes and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.

As of March 31, 2021, the Company’s operating lease has a remaining lease term of 1.21 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	March 31, 2021
2021	$52
2022	218

Total operating lease payments	270
Less imputed interest	(8)

Present value of operating lease liabilities	$262

The Company recorded lease liabilities and right-of-use lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. Rent expense was $52,000 and $156,000 for the three months and nine months ended March 31, 2021, respectively, and $52,000 and $156,000, respectively, for the same periods in 2020.

10. Stockholders’ equity

Common Stock

On October 6, 2020, the Company announced the closing of an underwritten public offering of 2,666,644 shares of its common stock at a price to the public of $3.10 per share. The Company also announced that the underwriter fully exercised its over-allotment option to purchase 483,870 additional shares of its common stock at the offering price of $3.10 per share.

Warrants

On October 6, 2020, the Company announced the closing of an underwritten public offering of 559,162 shares of common stock underlying pre-funded warrants initially purchased for $3.09 per share and immediately exercisable at $0.01 per share (“Pre-Funded Warrants”). All 559,162 Pre-Funded Warrants issued had been exercised as of March 31, 2021.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

The activity related to warrants during for the three and nine months ended March 31, 2021, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2020	145,424	$29.48
Granted	—	—
Exercised	—	—
Forfeited	(38,326)	82.50

Outstanding and exercisable at September 30, 2020	107,098	$10.50
Granted	559,162	3.09
Exercised	(281,581)	3.10
Forfeited	—	—

Outstanding and exercisable at December 31, 2020	384,679	$5.15
Granted	—	—
Exercised	(277,581)	3.10
Forfeited	—	—

Outstanding and exercisable at March 31, 2021	107,098	$10.50

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

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

Equity Awards

The activity related to equity awards, which comprised of stock options during the three and nine months ended March 31, 2021, is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2020	70,154	$60.42	2.89 years	$—
Granted	—	—
Exercised	—	—
Forfeited	(444)	69.32

Outstanding at September 30, 2020	69,710	$60.00	2.65 years	—

Granted	525,547	2.98	9.95 years
Exercised	—	—
Forfeited	(7,967)	153.78

Outstanding at December 31, 2020	587,290	7.64	9.2 years	—

Outstanding at March 31, 2021	587,290	7.64	8.9 years	—
Exercisable at March 31, 2021	41,686	$47.34	2.3 years	$—

Share-Based Compensation Expense

The classification of share-based compensation expense is summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(US$’000)	2021	2020	2021	2020
Research and development	$18	$18	$33	$53
General and administrative	217	70	322	127

Total share-based compensation expense	$235	$88	$355	$180

As of March 31, 2021, there was $1,159,000 of unrecognized share-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

11. Income taxes

For the three and nine months ended March 31, 2021, and 2020, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.

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

13. Subsequent events

On April 30, 2021, the Company closed an underwritten, firm commitment public offering of 3,036,366 shares of the Company’s common stock at a public offering price of $4.25 per share resulting in gross proceeds to the Company of approximately $12.9 million. In addition, the Company granted the underwriter an option for a period of 30 days to purchase up to an additional 455,454 shares of the Company’s common stock at the public offering price. On May 11, 2021, the underwriter partially exercised the overallotment option by purchasing 317,274 shares resulting in approximately $1.35 million of additional gross proceeds to the Company. The Company intends to use the net proceeds from this offering for the continued advancement of development activities for it’s product pipeline, general corporate purposes, and strategic growth opportunities.

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

Re-domiciliation

On April 15, 2020, (the “Implementation Date”), the re-domiciliation of Benitec Biopharma Limited (the “Re-domiciliation”), a public company incorporated under the laws of the State of Western Australia, or BBL, was completed in accordance with the Scheme Implementation Agreement, as amended and restated as of January 30, 2020, between BBL and us. As a result of the Re-domiciliation, the jurisdiction of incorporation was changed from Australia to Delaware, and BBL became our wholly owned subsidiary.

The Re-domiciliation was effected pursuant to a statutory scheme of arrangement under Australian law, or the Scheme, whereby on the Implementation Date, all of the issued and outstanding ordinary shares of BBL were exchanged for newly issued shares of our common stock, on the basis of one share of our common stock, par value $0.0001 per share, for every 300 ordinary shares of BBL issued and outstanding. Holders of BBL’s American Depository Shares, or ADSs (each of which represented 200 ordinary shares), received two shares of our common stock for every three ADSs held.

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

We had also implemented work-from-home measures for some of our employees between March 2020 and March 2021, resulting in a reduction of laboratory work and a halt of non-essential business travel. As we transition our employees back to our premises, there is a risk that COVID-19 infections occur at our offices or laboratory facilities and significantly affect our operations. Additionally, if any of our critical vendors are impacted, our business could be affected if we become unable to timely procure essential equipment, supplies or services in adequate quantities and at acceptable prices.

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

Figure 3. Overview of the BB-301 Program

BB-301 is a first-in-class genetic medicine employing the “silence and replace” approach for the treatment of OPMD. OPMD is a chronic, life-threatening genetic disorder affecting approximately 15,000 patients in the United States, Canada, Western Europe, and Israel. OPMD is caused by a mutation in the gene encoding poly(A) binding protein nuclear 1 (PABPN1). Patients with OPMD lose the ability to swallow liquids and solids, and the natural history of the disorder is characterized by chronic malnutrition, aspiration, and fatal episodes of aspiration pneumonia.

Currently, no therapeutic agents are approved for the treatment of OPMD. Additionally, no surgical interventions capable of altering the long-term natural history of OPMD are available. BB-301 has received Orphan Drug Designation in the United States and the European Union which provides commercial exclusivity independent of intellectual property protection. While OPMD is a rare disorder, we believe the commercial opportunity for a safe and efficacious therapeutic agent in this clinical indication exceeds $1 billion over the course of the commercial life of the product.

Benitec has previously outlined the core IND-enabling studies required by global regulatory agencies to support the initiation of BB-301 clinical trials in OPMD patients, and these IND-enabling studies include a BB-301 Pilot Dosing Study (the “Pilot Dosing Study”) in large animals and a classical 12-week GLP Toxicology and Biodistribution Study. BB-301 is directly injected into the pharyngeal muscles known to underlie the morbidity and mortality characterizing the natural history of OPMD. Against this backdrop, Benitec recently conducted the BB-301 Pilot Dosing Study in Beagle dog subjects to demonstrate that direct intramuscular injection of BB-301 via the use of a proprietary dosing device in an open surgical procedure could safely achieve the following goals:

•

Biologically significant, highly-consistent, dose-dependent levels of BB-301 tissue transduction (i.e., delivery of the multi-functional BB-301 genetic construct into the target pharyngeal muscle cells);

•	Durable, broad-based, dose-dependent expression within the pharyngeal muscle cells of the three distinct genes comprising the BB-301 gene construct; and

•	Durable and biologically significant levels of target gene knock-down (i.e., inhibition of the expression of the gene of interest) within the pharyngeal muscle cells.

The Pilot Dosing Study evaluated the safety and biological activity of two concentrations of BB-301 (1.0+E13 vg/mL and 3.0+E13 vg/mL) across three distinct doses (1.0+E13 vg/mL, 3.0+E13 vg/mL with a low injection volume, and 3.0+E13 vg/mL with a high injection volume) following direct intramuscular injection into the Hypopharyngeus (HP) muscles and the Thyropharyngeus (TP) muscles of Beagle dogs via the use of a proprietary delivery device employed in an open surgical procedure. The HP muscle in Beagle dogs corresponds to the Middle Pharyngeal Constrictor muscle in human subjects, and the TP muscle in Beagle dogs corresponds to the Inferior Pharyngeal Constrictor muscle in human subjects. BB- 301 was injected only on Day 1 of the Pilot Dosing Study, and the corresponding canine pharyngeal muscles were harvested for analysis after 8 weeks on study. BB-301 dosing was carried out by both a veterinary surgeon and a practicing Otolaryngologist who has extensive experience with the provision of palliative surgical care for OPMD patients.

Further data analyses are ongoing for the canine subjects treated in the BB-301 Pilot Dosing Study, and the interim data-points highlighted here are derived from completed analyses of pharyngeal muscle tissues isolated from the 6 Beagle dog subjects to date (of the 24-subject study population). The data-set and the initial conclusions will be updated as additional subjects are analyzed.

The key preliminary results are summarized here:

Figure 4. Pharyngeal Muscle Tissue Transduction Levels for BB-301

Regarding Gene Expression Levels Observed for BB-301 Within the Pharyngeal Muscle Tissues (Figure 5, Figure 6, Figure 7):

•

BB-301 encodes two distinct siRNA species (i.e., siRNA13 and siRNA17) which are each, independently, capable of inhibiting (i.e., “silencing”) the expression of the mutant form of the PABPN1 protein and the wildtype (i.e., endogenous) form of the PABPN1 protein (importantly, the mutant form of the PABPN1 protein underlies the development and progression of OPMD).

•

BB-301 also codes for a wildtype version of the PABPN1 protein whose intracellular expression is unaffected by the inhibitory activities of siRNA13 and siRNA17, and this codon optimized PABPN1 protein (i.e., coPABPN1) serves to replenish the endogenous form of the PABPN1 protein and to replace the mutant form of PABPN1 that underlies the development and progression of OPMD in diseased tissues.

•	For comparative purposes, is should be noted that the average level of expression for wild type PABPN1 within the pharyngeal muscle cells of Beagle dogs is 4.5 copies per cell to 7.8 copies per cell.

Figure 5. siRNA13 Expression Levels for BB-301 within Pharyngeal Muscle Tissues

Figure 6. siRNA17 Expression Levels for BB-301 within Pharyngeal Muscle Tissues

Figure 7. coPABPN1 Expression Levels for BB-301 within Pharyngeal Muscle Tissues

Regarding WildType PABPN1 Silencing (i.e. target “knock-down”) Observed for BB-301 Within the Pharyngeal Muscle Tissues (Figure 8):

•

As noted above, BB-301 encodes two distinct siRNA species (i.e. siRNA13 and siRNA17) which are each, independently, capable of inhibiting (i.e., “silencing”) the expression of all forms of the PABPN1 protein (siRNA13 and siRNA17 silence the expression of both wildtype PABPN1 wtPABPN1 and mutant PABPN1).

•

While the Beagle dog subjects treated in the current BB-301 Pilot Dosing Study do not express mutant PABPN1, the level of BB-301-driven gene silencing for the PABPN1 target can be accurately assessed due to the equivalent inhibitory effects of siRNA13 and siRNA17 on both wtPABPN1 and mutant PABPN1.

•	Thus, the wtPABPN1 silencing activity observed in the current BB-301 Pilot Dosing Study serves as a surrogate for the activity that would be anticipated in the presence of mutant PABPN1.

•

BB-301 has been evaluated in prior non-clinical studies in animals that express mutant PABPN1 and manifest the key signs and symptoms of OPMD and, in these animal models of OPMD, the achievement of PABPN1 silencing levels of 31% inhibition or higher led to complete resolution of OPMD disease symptoms and correction of the histological hallmarks of OPMD.

Figure 8. PABPN1 Silencing (i.e. “target knock-down”) within Pharyngeal Muscle Tissues

Finally, it is critical to highlight the key methodological distinctions between the current BB-301 Pilot Dosing Study in Beagle dogs conducted by Benitec and the prior Beagle dog dosing study carried out independently by the previous BB-301 licensee of Benitec. The BB-301 dosing study conducted by the prior BB-301 licensee employed non-ideal routes and methods of BB-301 administration to the target pharyngeal muscle tissues and employed similarly limited analytical methods at the completion of the dosing phase of the study. The Benitec team worked to optimize the route and method of administration of BB-301 and to refine the core analytical methods employed following the completion of dosing.

Following these methodological improvements, Benitec demonstrated a 248-fold improvement (+24,650%) in BB-301 transduction of the HP muscle and a 111-fold improvement (+11,027%) in BB-301 transduction of the TP muscle relative to the levels of BB-301 transduction observed by the previous BB-301 licensee (Figure 9).

Figure 9. Impact of Benitec-Initiated Methodological Improvements to the BB-301 Large Animal Study Design on the Relative Pharyngeal Muscle Tissue Transduction Levels Achieved

Benitec has scheduled a Scientific Advice Meeting in France in May 2021 to review the interim data and the Phase 1 clinical trial design, and the Company continues to plan for the initiation of the first-in-human clinical study of BB-301 in OPMD patients in 2022.

BB-103

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s functional currency and reporting currency is the United States dollar. BBL’s functional currency is the Australian dollar (AUD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency translation are included in the consolidated statements of operations and comprehensive income (loss) as other comprehensive income (loss).

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

Results of Operations

Revenues

In the past BBL has generated revenue from its operations through two activities: revenue from customers and revenue from government research and development grants. For the three-month period ended March 31, 2021 the Company received $1 in revenue relating to licensing fees. Revenues from licensing fees are included in the revenue from customers line item on our statements of operations and comprehensive income (loss). There were no Research and Development Tax Incentive payments received during this period.

The following table sets forth a summary of our revenues for each of the periods set forth below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(US$’000)
Revenues:
Revenues from customers	$1	$28	$57	$137

Total revenues	$1	$28	$57	$137

Revenues from customers

During the three and nine months ended March 31, 2021, respectively, the Company recognized $1 and $57 in customer revenues, as compared to $28 and $137 for the comparable periods ended March 31, 2020. The decrease in revenues from customers is due to the decrease in licensing and royalty revenues in the current period.

Royalties and License Fees

Royalties and license fees consist primarily of payments we are required to remit for royalties and other payments related to in-licensed intellectual property. Under our in-license agreements, we may pay up-front fees and milestone payments and be subject to future royalties. We cannot precisely predict the amount, if any, of royalties we will owe in the future, and if our calculations of royalty payments are incorrect, we may owe additional royalties, which could negatively affect our results of operations. As our product sales increase, we may, from time to time, disagree with our third-party collaborators as to the appropriate royalties owed, and the resolution of such disputes may be costly, may consume management’s time, and may damage our relationship with our collaborators. Furthermore, we may enter into additional license agreements in the future, which may also include royalty, milestone and other payments.

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

We anticipate that our general and administrative expenses may increase as the Company focuses on the continued development of the pre-clinical OPMD program. The Company also anticipates an increase in expenses relating to accounting, legal and regulatory-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and other costs associated with being a domestic public company after the Re-domiciliation.

Operating Expenses

The following tables set forth a summary of our expenses for each of the periods set forth below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(US$’000)
Operating Expenses:
Royalties and license fees	$7	$47	$122	$(233)
Research and development	2,758	805	4,700	2,095
General and administrative	1,029	1,287	4,976	3,669

Total operating expenses	$3,794	$2,139	$9,798	$5,531

During the three and nine months ended March 31, 2021, respectively, we incurred $7 and $122 in royalties and license fees, as compared to $47 and ($233) for the comparable periods ended March 31, 2020. The change is primarily due to a reversal of an accrual which created the negative balance in the nine months ended March 31, 2020. In the three months ended March 31, 2020 included a payable license fee, resulting in the balance of $47 as opposed to the nine month balance which included a reversed accrual.

During the three and nine months ended March 31, 2021, we incurred $2,758 and $4,700 in research and development expenses, as compared to $805 and $2,095 for the comparable periods ended March 31, 2020. The increase in research and development expenses are related to the pre-clinical trials associated with BB-301.

General and administrative expense was $1,029 and $4,976 for the three and nine months ended March 31, 2021, as compared to $1,287 and $3,669 for the comparable periods ended March 31, 2020. The increase for the nine month period was due to the increase in insurance, consultants, legal and accounting fees. The decrease in the three month period end was due to timing differences with receipt of the invoices.

Other Income (Expense)

The following tables set forth a summary of our other income (loss) for each of the periods set forth below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
	(US$’000)
Other Income (Loss):
Foreign currency transaction gain (loss)	$(112)	$(7)	$(167)	$4
Interest income (expense), net	(2)	16	(5)	52
Other income, net	—	—	37	—
Unrealized loss on investment	(2)	—	(3)	(1)

Total other income (loss), net	$(116)	$9	$(138)	$55

The other loss, net during the three and nine months ended March 31, 2021, respectively, totaled $(116) and ($138), which consists of foreign currency transaction loss, interest expense, other income, and unrealized loss on investment. During the three and nine months ended March 31, 2020, respectively, other income, net totaled $9 and $55. Foreign currency transaction gain has decreased due to a change in foreign exchange rates. Interest income (expense), net has decreased due to fewer transactions with interest. Other income, net increased due to COVID-19 stimulus incentives from the Australian government. Unrealized loss on investment had a minor increase for the three and nine months ended March 31, 2021, compared to the three and nine months ended March 31, 2020.

Liquidity and Capital Resources

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $126.1 million as of March 31, 2021. We expect that our research and development expenses may increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States as a result of the Re-domiciliation.

We had no borrowings as at March 31, 2021 and do not currently have a credit facility.

As of March 31, 2021, we had cash and cash equivalents of approximately $12 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Nine Months Ended March 31,
	2021	2020
	(US$’000)
Net cash provided by (used in):
Operating activities	$(7,675)	$(4,390)
Investing activities	(362)	(81)
Financing activities	9,854	1,770
Effects of exchange rate changes on cash and cash equivalents	370	(1,617)

Net increase (decrease) in cash	$2,187	$(4,318)

Operating activities

Net cash used in operating activities for the nine months ended March 31, 2021 and 2020 was $7,675 and $4,390, respectively. Net cash used in operating activities was primarily the result of our net loss and change in working capital and a decrease in payables.

Investing activities

Net cash used in investing activities for the nine months ended March 31, 2021 and 2020 was $362 and $81, respectively. The change was primarily related to an increase in purchases of equipment in 2021 compared to the same period in 2020.

Financing activities

Net cash provided by financing activities was $9,854 and $1,770 for the nine months ended March 31, 2021 and 2020, respectively. Cash from financing activities related to the issuance of common stock, including $11,497 in gross proceeds which includes the October 2020 Capital Raise and exercise of pre-funded warrants. This was partially offset by $1,643 in share issuance costs for the nine months ended March 31, 2021. For the same period in 2020, cash from financing activities related to the issuance of common stock of BBL, including gross proceeds of $2,250 from a public offering, partially offset by $480 in share issuance costs.

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

Contractual Obligations and Commercial Commitments

On October 1, 2016, the Company entered into an operating lease for office space in Hayward, California that originally expired in April 2018. The Company has entered into lease amendments that extend the lease commitment through June 2022.

The Company enters into contracts in the normal course of business with third-party contract research organizations, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of March 31, 2021.

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

The Company applies judgement in determining whether contracts entered into fall within the scope of ASC 606 – Revenue from Contracts with Customers (“ASC 606”). In doing so, management considers the commercial substance of the transaction and how risks and benefits of the contract accrue to the various parties to the contract.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Benitec Biopharma Inc.

Dated: May 12, 2021	/s/ Megan Boston
Megan Boston
Executive Director (principal financial and accounting officer)

/s/ Jerel Banks
Jerel Banks
President and Chief Executive Officer (principal executive officer)