Form 10-K
period 2021-06-30
Benitec Biopharma Inc.
filed 2021-09-20
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2021

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
of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s common equity held by non-affiliates,
based upon the closing price of the Registrant’s securities on the Nasdaq Capital Market of $3.00 on December 31, 2020 was approximately $13,621,407.
There were 8,171,690 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding on September 7, 2021.
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
All references to “$” in this Annual Report refer to U.S. dollars. All references to “A$” in this Annual Report mean Australian dollars. As of June 30, 2021, the rate of exchange of U.S. dollars to Australian dollars was 1.3323 AUD.
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
TRADEMARKS AND TRADENAMES
We have proprietary and licensed rights to trademarks used in this Annual Report which are important to our business, many of which are registered under applicable intellectual property laws. Our trademarks include:

•	BENITEC BIOPHARMA ®

•	BENITEC ®

•	GIVING DISEASE THE SILENT TREATMENT ®

•	SILENCING GENES FOR LIFE ®
Solely for convenience, trademarks and trade names referred to in this Annual Report appear without the “
®
” or “
™
” symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent possible under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Each trademark, trade name or service mark of any other company appearing in this Annual Report is the property of its respective holder.

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
Benitec Biopharma Inc. (“Benitec” or the “Company” or in the third person, “we” or “our”) is a development-stage biotechnology company focused on the advancement of novel genetic medicines with headquarters in Hayward, California. The proprietary platform, called
DNA-directed
RNA interference, or ddRNAi, combines RNA interference, or RNAi, with gene therapy to create medicines that facilitate sustained silencing of disease-causing genes following a single administration. The Company is developing ddRNAi-based therapeutics for chronic and life-threatening clinical indications including Oculopharyngeal Muscular Dystrophy (OPMD), and Chronic Hepatitis B.
BB-301
is the most advanced ddRNAi-based genetic medicine currently under development by Benitec.
BB-301
is an
AAV-based
gene therapy designed to both silence the expression of mutated, disease-causing genes (to slow, or halt, the underlying mechanism of disease progression) and simultaneously replace the mutant genes with normal, “wild type” genes (to drive restoration of function in diseased cells). This fundamental therapeutic approach to disease management is called “silence and replace” and this biological mechanism offers the potential to restore the underlying physiology of the treated tissues and, in the process, improve treatment outcomes for patients suffering from the chronic and, potentially, fatal effects of Oculopharyngeal Muscular Dystrophy (OPMD).
BB-301
has been granted Orphan Drug Designation in the United States and the European Union.
Through the combination of the targeted gene silencing effects of RNAi and the durable transgene expression achievable via the use of modified viral vectors, the silence and replace approach has the potential to produce long-term silencing of disease-causing genes along with simultaneous replacement of wild type gene function following a single administration of the proprietary genetic medicine. We believe this novel attribute of the investigational agents under development by Benitec may facilitate the achievement of robust clinical activity while greatly reducing the dosing frequencies traditionally expected for medicines employed for the management of chronic diseases. Additionally, the achievement of long-term gene silencing and gene replacement may significantly reduce the risk of patient non-compliance
during the course of medical management of potentially fatal clinical disorders.
We will require additional financing to continue the development of our product candidates through key inflection points.
Our proprietary technology platforms are designated as
DNA-directed
RNA interference, or “ddRNAi”, and “silence and replace”. ddRNAi is designed to produce long-term silencing of disease-causing genes, by combining RNA interference, or RNAi, with viral delivery agents typically associated with the field of gene therapy (i.e., viral vectors). Modified AAV vectors are employed to deliver genetic constructs which encode short hairpin RNAs that are, then, serially expressed and processed to produce siRNA molecules within the transduced cell for the duration of the life of the target cell. These newly introduced siRNA molecules drive long-term, and potentially permanent, silencing of the expression of the disease-causing gene. The silence and replace approach further bolsters the biological benefits of long-term silencing of disease-causing genes by incorporating multifunctional genetic constructs within the modified AAV vectors to create an
AAV-based
gene therapy agent that is designed to both silence the expression of mutated, disease-causing genes (to slow, or halt, the underlying mechanism of disease progression) and, simultaneously, replace the mutant genes with normal, “wild type” genes (to drive restoration of function in diseased cells). This fundamentally distinct therapeutic approach to disease management offers the potential to restore the underlying physiology of the treated tissues and, in the process, improve treatment outcomes for patients suffering from the chronic and, potentially, fatal effects of diseases like Oculopharyngeal Muscular Dystrophy (OPMD).
Traditional gene therapy is defined by the introduction of an engineered transgene to correct the pathophysiological derangements derived from mutated or malfunctioning genes. Mutated genes can facilitate the intracellular production of disease-causing proteins or hamper the production of critical, life-sustaining, proteins. The introduction of a new transgene can facilitate the restoration of production of normal proteins within the diseased cell, thus, restoring natural biological function. Critically, the implementation of this traditional method of gene therapy cannot eliminate the expression, or the potential deleterious effects of, the underlying mutant gene (as mutant proteins may be continually expressed and aggregate or drive the aggregation of other native proteins within the diseased cell). In this regard, the dual capabilities of the proprietary silence and replace approach to silence a disease-causing gene via ddRNAi and simultaneously replace the wildtype activity of a mutant gene via the delivery of an engineered transgene could facilitate the development of differentially efficacious treatments for a range of genetic disorders.
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
Importantly, many genetic disorders are not amenable to the traditional gene silencing approach outlined in Figure 1, as the diseased cells may produce a mixture of the wildtype protein of interest and the disease-causing mutant variant of the protein, and the underlying genetic mutation may be too small to allow for selective targeting of the disease-causing variant of the protein through the use of siRNA-based approaches exclusively. In these cases, it is extraordinarily difficult to selectively silence the disease-causing protein without simultaneously silencing the wildtype intracellular protein of interest whose presence is vital to the conduct of normal cellular functions.
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

•	Clinical management requires repeat administration of the siRNA-based therapeutic agent for multiple cycles to maintain efficacy;

•	Long-term patient compliance challenges due to dosing frequencies and treatment durations;

•	Therapeutic concentrations of siRNA are not stably maintained because the levels of synthetic siRNA in the target cells decrease over time;

•	Novel chemical modifications or novel delivery materials are typically required to introduce the siRNA into the target cells, making it complicated to develop a broad range of therapeutics agents;

•	Potential adverse immune responses, resulting in serious adverse effects;

•	Requirement for specialized delivery formulations for genetic disorders caused by mutations of multiple genes; and

•	siRNA acts only to silence genes and cannot be used to replace defective genes with normally functioning genes.
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

Our silence and replace technology utilizes proprietary DNA expression cassettes to foster continuous production of gene silencing shRNAs and wildtype proteins (via expression of the wildtype transgene). A range of viral and non-viral
gene therapy vectors can be used to deliver the DNA construct into the nucleus of the target cell and, upon delivery, shRNA molecules are expressed and subsequently processed by intracellular enzymes into siRNA molecules that silence the expression of the mutant, disease-causing protein (Figure 2).
In the silence and replace approach (Figure 2):

•	A DNA construct is delivered to the nucleus of the target cell by a gene therapy vector (A) such as an AAV vector;

•	Once inside of the nucleus, the DNA construct drives the continuous production of shRNA molecules (B) which are processed by an enzyme called Dicer into siRNAs (C);

•	The processed siRNA is incorporated into RISC and silences the target gene using the same mechanism shown in Figure 1; and

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
Our cash and cash equivalents will be deployed to advance our product candidate
BB-301
for OPMD and, while we are not actively working on the development of
BB-103
for the treatment of HBV, we may seek a strategic partnership to support its development.
Oculopharyngeal Muscular Dystrophy—OPMD
OPMD is an insidious, autosomal-dominant, late-onset degenerative muscle disorder that typically presents in patients at
40-to-50
years of age. The disease is characterized by progressive swallowing difficulties (dysphagia)

and eyelid drooping (ptosis). OPMD is caused by a specific mutation in the poly(A)-binding protein nuclear 1, or PABPN1, gene. OPMD is a rare disease; however, patients have been diagnosed with OPMD in at least 33 countries. Patient populations suffering from OPMD are well-identified, and significant geographical clustering has been noted for patients with this disorder, which could simplify clinical development and global commercialization efforts.
BB-301
is an
AAV-based
gene therapy designed to both silence the expression of mutated, disease-causing genes (to slow, or halt, the underlying mechanism of disease progression) and simultaneously replace the mutant genes with normal, “wild type” genes (to drive restoration of function in diseased cells). This fundamental therapeutic approach to disease management is called “silence and replace” and this biological mechanism offers the potential to restore the underlying physiology of the treated tissues and, in the process, improve treatment outcomes for patients suffering from the chronic and, potentially, fatal effects of Oculopharyngeal Muscular Dystrophy (OPMD).
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
Hepatitis B
Nonclinical experiments have been completed in support of the prior development of
BB-103
for the treatment of HBV. Results of in vivo and in vitro studies, from December 2016, March 2016 and December 2015, demonstrated the potential utility of an approach that combines RNAi with gene therapy to treat HBV. In April 2017, the Company completed a pre-IND
submission with the FDA in which the feedback provided by the agency included details regarding steps required to initiate a clinical trial for
BB-103.
As noted, the Company may seek strategic partnerships to complete the IND enabling studies for
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
AAV-based
gene therapies;

•
The capabilities to drive the development of a pipeline of programs focused on chronic diseases with either large patient populations, or rare diseases, which may potentially support the receipt of Orphan Drug Designation, including OPMD; and

•
A growing portfolio of patents protecting improvements to our ddRNAi, and silence and replace, technology and product candidates through at least 2036, with additional patent life anticipated through at least 2040.

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

Our senior leadership team will continue to explore partnership opportunities with global biopharmaceutical companies, as we expect that the unique attributes of the proprietary ddRNAi and silence and replace approaches, and the breadth of potential clinical indications amenable to our proprietary methods, to support the formation of collaborations over a broad range of diseases with significant unmet medical need.
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
Our Pipeline
The following table sets forth our current product candidates and their development status:
Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy and Chronic Hepatitis B Virus Infection

BB-301
is under development for the treatment of Oculopharyngeal Muscular Dystrophy and is currently undergoing evaluation in
IND-enabling
studies.
BB-301
is the lead pipeline program for Benitec, and the key attributes of
BB-301
are outlined in in Figure 3.

Figure 3

BB-103
has demonstrated robust nonclinical activity during the evaluation of this agent for the treatment of Chronic Hepatitis B Virus infection. Benitec is currently seeking strategic partners to advance
BB-103
through
IND-enabling
studies.
In-House
Development Programs
BB-301
for the Treatment of Oculopharyngeal Muscular Dystrophy
OPMD is an insidious, autosomal-dominant, late-onset, degenerative muscle disorder that typically presents in patients at
40-to-50
years of age. The disease is characterized by progressive swallowing difficulties (dysphagia) and eyelid drooping (ptosis). OPMD is caused by a specific mutation in the poly(A)-binding protein nuclear 1, or PABPN1, gene. OPMD is a rare disease, however, patients have been diagnosed with OPMD in at least 33 countries. Patient populations suffering from OPMD are well-identified, and significant geographical clustering has been noted for patients with this disorder, which could simplify clinical development and global commercialization efforts.
PABPN1 is a ubiquitous factor that promotes interaction between the poly(A) polymerase and CPSF (cleavage and polyadenylation specificity factor) and, thus, controls the length of mRNA poly(A) tails, mRNA export from the nucleus, and alternative poly(A) site usage. The characteristic genetic mutation underlying OPMD results in trinucleotide repeat expansion(s) within exon 1 of PABPN1 and results in an expanded poly-alanine tract at the
N-terminal
end of PABPN1. The mutation generates a protein with an
N-terminal
expanded poly-alanine tract of up to 18 contiguous alanine residues prone to the formation of aggregates called intranuclear inclusions (INIs). The INIs that sequester wildtype PABPN1 could also contribute to loss of the function phenotype associated with OPMD.
Current OPMD Treatments and Investigational Therapeutic Agents in Development
No curative or disease-modifying therapies currently exist for OPMD patients. Surgical interventions can be undertaken for palliative purposes, including the use of cricopharyngeal myotomy.

Investigational therapies that have been explored, unsuccessfully, in the past include:

•	Intravenous administration of trehalose; and

•	The use of autologous myoblast transplant.
BB-301
is our Lead, Silence and Replace-Based, OPMD Therapeutic Agent
BB-301
is composed of a modified AAV serotype 9 (AAV9) capsid that expresses a bifunctional construct under the control of a single muscle specific
Spc5-12
promoter to achieve
co-expression
of both the codon-optimized PABPN1 mRNA and two shmiR molecules directed against wild type and mutant PABPN1.
BB-301
is
designed to correct the genetic defect underlying OPMD following a single localized administration.
BB-301—Design
and Mechanism of Action
BB-301
is designed to target two distinct regions of the PABPN1 mRNA to accomplish gene silencing via the concomitant expression of two distinct shmiRs from a single DNA construct (
Figure 4
).
BB-301
is also engineered to drive the simultaneous expression of a codon-optimized, siRNA-resistant, version of the wildtype PABPN1 gene
(Figure 4)
.
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
BB-301
is shown in Figure 5.

Figure 5

In initial
in vivo
studies evaluating the use of direct intramuscular injection of
AAV-based
constructs with the potential to facilitate the desired silence and replace approach in the A17 transgenic mouse model of OPMD at the Royal Holloway University of London and the Institut de Myologie, we observed decreases in muscle fibrosis, increases in cross sectional area of the treated muscles, decreases in intranuclear inclusions, and normalization of muscle strength. These nonclinical results were published in
Nature Communications
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

•
Multiple A17 animal cohorts received single doses of
BB-301
(over a range of doses spanning 4x10
8
vg/muscle-to-7.5x10

vg/muscle) and, following
BB-301
administration, each cohort was observed for
14-weeks

•
BB-301
was injected into the Tibialis Anterior (TA) muscle of 10 week old-to-12
week old animals and,
14-weeks
post administration, each A17 cohort was anesthetized and the contractile properties of the injected TA muscles were analyzed via in-situ
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

Figure 6d. Dose-Dependent Increases in Muscle Force

Ongoing Development Plans for
BB-301
On July 8, 2020, Benitec announced the initiation of the
BB-301
Pilot Dosing Study in large animal subjects.

The
BB-301
Pilot Dosing Study is the first of two planned
IND-enabling
studies that were designed to be conducted in large animals. These
IND-enabling
studies continue to be carried out under the guidance of the scientific team at Benitec, with key elements of the study design and execution conducted in close collaboration with a team of leading experts in both medicine and surgery that have been deeply engaged in the treatment of OPMD patients for several decades. The
BB-301
Pilot Dosing Study, along with the subsequent GLP Toxicology and Biodistribution Study, will be conducted in canine subjects and will support the validation and optimization of the newly designed method of
BB-301
administration, confirm the efficiency of vector transduction and transgene expression in the key tissue compartments underlying the natural history of OPMD, confirm the optimal drug doses in advance of initiation of human clinical studies, and facilitate observation of key toxicological data-points.
The
BB-301
Pilot Dosing Study was designed as an
8-week
study in Beagle dogs to confirm the transduction efficiency of
BB-301
upon administration via direct intramuscular injection into specific anatomical regions of the pharynx through the use of an open surgical procedure. This new route of
BB-301
administration was developed in collaboration with key surgical experts in the field of Otolaryngology, and this novel method of
BB-301
dosing will significantly enhance the ability of a treating physician to accurately administer the
AAV-based
investigational agent to the muscles that underlie the characteristic deficits associated with the progression of OPMD. It is important to note that prior non-clinical
studies of
BB-301
have reproducibly validated the robust biological activity achieved following direct intramuscular injection. As an example, direct injection of
BB-301
into the tibialis anterior muscles of A17 mice facilitated robust transduction of the targeted skeletal muscle cells and supported complete remission of the OPMD disease phenotype in this animal model.
Interim data for the
BB-301
Pilot Dosing Study was reported in early 2021:
Benitec conducted the
BB-301
Pilot Dosing Study in Beagle dog subjects to demonstrate that direct intramuscular injection of
BB-301
via the use of a proprietary dosing device in an open surgical procedure could safely achieve the following goals:

•	Biologically significant and dose-dependent levels of BB-301 tissue transduction (i.e., delivery of the multi-functional BB-301 genetic construct into the target pharyngeal muscle cells);

•	Broad-based and dose-dependent expression of the three distinct genes comprising the BB-301 gene construct within the pharyngeal muscle cells; and

•	Durable and biologically significant levels of target gene knock-down (i.e., inhibition of the expression of the gene of interest) within the pharyngeal muscle cells.
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
BB-301
was injected only on Day 1 of the Pilot Dosing Study, and the corresponding canine pharyngeal muscles were harvested for analysis after 8 weeks of observation post-dosing.
BB-301
dosing was carried out by both a veterinary surgeon and a practicing Otolaryngologist who has extensive experience with the provision of palliative surgical care for OPMD patients.
Further data analyses are ongoing for the canine subjects treated in the
BB-301
Pilot Dosing Study, and the interim data-points highlighted here are derived from completed analyses of pharyngeal muscle tissues isolated from 6 Beagle dog subjects (of the
24-subject
study population). The
data-set
derived from the Pilot Dosing Study and the formal conclusions will be updated as additional study subjects are analyzed.

The key preliminary results are summarized here:
Figure 7. Pharyngeal Muscle Tissue Transduction Levels for
BB-301

Regarding Gene Expression Levels Observed for
BB-301
Within the Pharyngeal Muscle Tissues (Figure 8, Figure 9, Figure 10):

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

•	For comparative purposes, is should be noted that the average range of expression for wild type PABPN1 within the pharyngeal muscle cells of Beagle dogs is 4.5 copies per cell-to-7.8 copies per cell.

Figure 8. siRNA13 Expression Levels for
BB-301
within Pharyngeal Muscle Tissues

Figure 9. siRNA17 Expression Levels for
BB-301
within Pharyngeal Muscle Tissues

Figure 10. coPABPN1 Expression Levels for
BB-301
within Pharyngeal Muscle Tissues

Regarding WildType PABPN1 Silencing (i.e. target “knock-down”) Observed for
BB-301
Within the Pharyngeal Muscle Tissues (Figure 11):

•
As noted above,
BB-301
encodes two distinct siRNA species (i.e. siRNA13 and siRNA17) which are each, independently, capable of inhibiting (i.e., “silencing”) the expression of all forms of the PABPN1 protein (siRNA13 and siRNA17 silence the expression of both wildtype PABPN1 [wtPABPN1] and mutant PABPN1).

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

Figure 11. PABPN1 Silencing (i.e. “target knock-down”) within Pharyngeal Muscle Tissues

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
improvement (+24,650%) in
BB-301
transduction of the HP muscle and a
111-fold
improvement (+11,027%) in
BB-301
transduction of the TP muscle relative to the levels of
BB-301
transduction observed by the previous
BB-301
licensee (Figure 12).

Figure 12. Impact of Benitec-Initiated Methodological Improvements to the
BB-301
Large Animal Study Design on the Relative Pharyngeal Muscle Tissue Transduction Levels Achieved

In May 2021 Benitec completed a Scientific Advice Meeting with the National Agency for the Safety of Medicines and Health Products in France (L’Agence nationale de sécurité du médicament et des produits de santé or ANSM). The Scientific Advice Meeting was held to review the
BB-301
GLP Toxicology Study design, the
BB-301
GMP Clinical Manufacturing plan, and the design of the
First-in-Human
Clinical Trial for
BB-301.
Our team awaits the formal receipt of the final Meeting Minutes from the
BB-301
Scientific Advice Meeting. Benitec will provide updates related to each of the key data-points upon receipt of the final Meeting Minutes.
Additionally, Benitec will provide updated results derived from ongoing analyses of the animal subjects treated in the
BB-301
Pilot Dosing Study (for which interim data were originally disclosed in February 2021).
Benitec continues to plan for the initiation of the
First-in-Human
clinical study of
BB-301
in OPMD patients in 2022.
BB-103
for the Treatment of Hepatitis B
We are seeking strategic partners to continue the development of
BB-103
for the treatment of HBV. Results of in vivo and in vitro studies, from December 2016, March 2016 and December 2015, have, we believe, demonstrated the potential utility of an approach that combines RNAi with gene therapy to treat HBV. The Company may seek strategic partnerships to complete the
IND-enabling
studies for
BB-103.
The human hepatitis B virus is a small DNA virus that, according to the World Health Organization, infects up to 240 million people worldwide, resulting in up to 780,000 deaths per year. HBV infection can lead to differential outcomes, ranging from a silent, acute phase infection that can be resolved via the inherent action of the immune system, to a chronic infection requiring life-long therapy. In the case of a chronic HBV infection, the presence of viral proteins, particularly the hepatitis B surface antigen, can cause hepatic inflammation, liver dysfunction, acute hepatic failure, cirrhosis and, hepatocellular carcinoma.

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
Our ddRNAi-based Hepatitis B
Therapeutic-BB-103
BB-103
is a ddRNAi-based therapeutic agent designed to target the liver and inhibit viral replication and surface-antigen production. The initial in vivo
data for
BB-103
suggest that joint administration of
BB-103
and a NUC could support reactivation of the host immune response which is believed to be essential for the achievement of cure.
BB-103-Design
and Mechanism of Action
The design of the
BB-103
DNA construct takes advantage of the structure of the HBV genome. The hepatitis B virus is a small DNA virus with four overlapping open reading frames, meaning several genes are produced from the same DNA sequence by shifting the starting point of the translation process
(Figure 13B)
. These four genes are known as the core, surface, X and polymerase genes. The core gene encodes the core nucleocapsid protein, which is important in viral packaging and thought to help stabilize cccDNA, and the hepatitis B
e-antigen.
The surface gene encodes proteins, including
s-antigen.
The X gene encodes the X protein, which has properties that may be relevant to liver carcinogenesis. The polymerase gene encodes a large protein with functions critical for viral packaging and replication. Although HBV is a DNA virus, it replicates through an RNA intermediate.
BB-103
targets the viral mRNA at three overlapping regions of the genome
(Figure 13A and Figure 13B)
, simultaneously silencing the surface, X, core and polymerase genes. As a result, we believe that the long-term suppression of HBV viral replication, through silencing of the polymerase gene and the HBV RNA used for replication, the inhibition of HBV viral protein production, including
s-antigen
production, through silencing of the surface gene, and the inhibition of the cccDNA, through silencing of the core protein gene, could lead to eradication of HBV infection in patients by a single administration of
BB-103
when paired with a NUC.
In Vitro Development Highlights
Our bioinformatics analysis of the major HBV genotypes, A through H, has identified several well-conserved regions of the genome for targeting with ddRNAi therapeutics, and we have designed and evaluated numerous shRNAs to target these regions. The most advanced nonclinical construct is illustrated in Figure13A.

Figure 13

Figure 14

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
This includes three patent families directed to RNAi agents targeting HBV and Benitec’s AAV patent family which covers the delivery system for
BB-103.
The first patent family directed to RNAi agents targeting HBV, entitled “
HBV Treatment (HBV family #1)
”, relates to single-stranded RNA and shRNA sequences to a range of target regions of the hepatitis B viral genome. Although drafted to explicitly cover shRNAs (as this was the RNAi format under development at the time), the claims encompass shRNAs comprised within a microRNA backbone (i.e., short hairpin microRNA (shmiR)) which is the format of RNAi currently in use within Benitec’s HBV program.

A further patent family relating to shRNA sequences to a range of additional target regions of the hepatitis B viral genome was filed. This patent family is entitled “
Reagents for treatment of hepatitis B virus (HBV) infection
and use thereof (HBV family #2)
” and, although drafted to cover shRNAs (as this was the RNAi format under development at the time), the claims encompass shRNA and shmiR.
The third patent family relevant to HBV relates to the development of constructs. This patent family, entitled “
Reagents for treatment of hepatitis B virus (HBV) infection and use thereof (HBV family #3)
”, was filed to cover single and triple shmiR constructs currently under development at Benitec.
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
AAV with modified phospholipase domain
The Benitec patent portfolio includes a single patent family, entitled “
Adeno-associated virus (AAV) with modified phospholipase domain
,” which relates to an AAV having a modified phospholipase (PLA2) domain in the capsid. The modified AAV will be used as the delivery system for the OPMD therapeutic candidate and the HBV therapeutic candidate.
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

Trademarks
Our trademarks include registrations for company branding and product names for our pipeline in development. The trademarks that we use in connection with our business include the following:

Country or Territory	Trade Mark (program)	Application or Registration number	Status
USA	BENITEC BIOPHARMA	86190065	Registered
USA	SILENCING GENES FOR LIFE	86488147	Registered
Australia	SILENCING GENES FOR LIFE	1448041	Registered
Australia	BENITEC BIOPHARMA	1448046	Registered
Australia	BENITEC - logo	1448052	Registered
Australia	Nervarna	1526478	Registered
Australia	TRIBETARNA	1526479	Registered
Australia	HEPBARNA	1526483	Registered
International Bureau (WIPO) – designating EU; UK and US	GIVING DISEASE THE SILENT TREATMENT	1389399	Registered
USA	BENITEC	86795296	Registered
USA	GIVING DISEASE THE SILENT TREATMENT	79226988	Registered
European Union	BENITEC	14680003	Registered
Australia	BENITEC	1728797	Registered
Australia	BENITEC	1103049	Registered
Australia	BENITEC	1103300	Registered
Australia	GIVING DISEASE THE SILENT TREATMENT	1851660	Registered
United Kingdom	BENITEC	3238275	Registered
Manufacturing
The manufacture of the biological products required for gene therapy is complex and difficult. We do not currently own or operate manufacturing facilities for the production of preclinical, clinical or commercial quantities of any of our product candidates. We are exploring long-term manufacturing alliances with a number of potential partners to investigate manufacturing processes in order to produce materials at reasonable scale and cost of goods to support future commercialization efforts. We do not have a long-term agreement with any third-party manufacturer, but we plan to establish such a relationship with an appropriate manufacturer to serve our long-term needs.
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
Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary technology and scientific expertise in gene silencing using ddRNAi provide us with competitive advantages, we face potential competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions and governmental agencies and public and private research institutions that may develop potentially competitive products or technologies. We are aware of several companies focused on developing gene therapy or gene silencing product candidates, including Dicerna, Alnylam, Arbutus and Arrowhead.
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
We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. We expect any treatments that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of competition and the availability of reimbursement from government and other third-party-payers.
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
Recent Developments in Regulation of Gene Therapy
The FDA has provided guidance for the development of gene therapy products. For example, the FDA has established the Office of Tissues and Advanced Therapies (formerly Office of Cellular, Tissue and Gene Therapies) within CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. In addition, the FDA has issued a growing body of clinical guidelines, chemical, manufacturing and control, or CMC, guidelines, regenerative medicine guidelines and other guidelines, all of which are intended to facilitate industry’s development of gene therapy products.
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
end of Phase
II/pre-Phase
III and
pre-BLA
submission. In addition, the option to qualify for a fast-track program, also based on the potential to serve an unmet medical need in the treatment of a serious condition, allows for a so-called
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
Employees
As of June 30, 2021, we had 14 full-time employees, 9 of whom have a Ph.D. or other post-graduate degrees. Of these full-time employees, 11 are engaged in research and development activities and 3 are engaged in finance, legal, human resources, facilities and general management. None of our employees is represented by any labor union. As of June 30, 2021, 13 employees were located in the United States of America, and 1 employee was located in Australia.
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
Risk Factor Summary
The following is a summary of the risks and uncertainties that could cause our business, financial condition or operating results to be harmed. We encourage you to carefully review the full risk factors contained in this report in their entirety for additional information regarding these risks and uncertainties.

•
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. If we are unable to achieve or sustain profitability, the market value of our common stock will likely decline;

•	We have never generated any revenue from product sales and may never be profitable;

•
We will need to continue our efforts to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may negatively impact our ability to continue as a going concern;

•
Our product candidates are based on ddRNAi and silence and replace technology. Currently, no product candidates utilizing ddRNAi technology or silence and replace technology have been approved for commercial sale and our approach to the development of ddRNAi technology and silence and replace technology may not result in safe, effective or marketable products;

•
We are early in our product development efforts and our current product candidates are still in preclinical development. We may not be able to obtain regulatory approvals for the commercialization of our product candidates;

•	Issues that may impact delivery of our therapeutics to the cell could adversely affect or limit our ability to develop and commercialize product candidates;

•
We face competition from entities that have developed or may develop product candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology similar to ours; and

•
If we are unable to obtain or protect sufficient intellectual property rights related to our product candidates, we may not be able to obtain exclusivity for our product candidates or prevent others from developing similar competitive products.

Risks Related to Our Financial Condition, Capital Requirements
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. If we are unable to achieve or sustain profitability, the market value of our common stock will likely decline.
As of June 30, 2021, we had accumulated losses of $130.1 million. We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we and our predecessor have financed our operations primarily through the issuance of equity securities, research and development grants from the Australian government and payments from our collaboration partners. We do not expect to generate any significant revenue for the foreseeable future, and we expect to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for product candidates. The amount of our future net losses is uncertain and will depend, in part, on the rate of our future expenditures. Our ability to continue operations will depend on, among other things, our ability to obtain funding through equity or debt financings, strategic collaborations or additional grants.
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
As of June 30, 2021, our cash and cash equivalents were $19.8 million. We estimate our existing cash and cash equivalents will be sufficient to fund our operations at least for the next twelve months after the date this Annual

Report is filed. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government grants or other third-party funding, strategic alliances and licensing arrangements or a combination of these approaches. In addition, because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In any event, we will require additional capital to obtain regulatory approval for our product candidates and to commercialize any product candidates that receive regulatory approval.
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
Successful clinical development of ddRNAi-based therapeutics and silence and replace-based therapeutics is largely dependent on using the appropriate delivery methodologies, including viral vectors, to obtain therapeutically relevant concentrations of the DNA constructs that express the shRNAs and engineered transgenes in the appropriate target cells. To develop effective product candidates, we will need to license delivery technologies from third parties or develop delivery technologies with research collaborators. Although delivery technologies, including AAV vectors, have been identified and are well defined for specific tissue types, we continue to seek vectors with ideal delivery properties for indications we are pursuing, including OPMD. The tissue tropism and other physical properties of AAV vectors are limited and may not be effective for other product candidates or delivery into a wide array of tissues types. AAV vectors can also trigger immune responses in some patients, and those patients will not derive clinical benefit from administration of a product candidate unless steps are taken to clinically address the issue. If we or our collaborators are not successful in identifying effective delivery methodologies to achieve a therapeutically relevant concentration for our product candidates in the target tissues, we may not succeed in developing marketable products. In addition, if we are unable to reach agreement on favorable terms, or at all, with providers of any effective vectors that we do identify, we may not succeed in completing our clinical trials or commercializing our products on a timely or profitable basis, if at all
.
We use AAV vectors as part of our ddRNAi and silence and replace approaches for several indications. As such, we require licenses and the ability to manufacture large quantities of AAV particles under the FDA’s current good manufacturing practices, or cGMP, requirements and those of comparable foreign regulatory authorities in order to commercialize a product candidate using an AAV vector.
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
Further, certain of our research and development efforts are conducted globally, including our ongoing development of our silence and replace therapeutic for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), and will be dependent upon our ability to initiate clinical sites and enroll patients despite the ongoing
COVID-19
pandemic.
We had also implemented work-from-home measures for the majority of our employees between March 2020 and June 2021, resulting in a reduction of laboratory work and a halt of non-essential
business travel. As we transition our employees back to our premises, there is a risk that
COVID-19
infections occur at our offices or laboratory facilities and significantly affect our operations. Additionally, if any of our critical vendors are impacted, our business could be affected if we become unable to timely procure essential equipment, supplies or services in adequate quantities and at acceptable prices.
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
We are aware of multiple companies that are working in the field of RNAi therapeutics, including Alnylam, Arbutus, Arrowhead, Silence Therapeutics plc, RXi Pharmaceuticals Corporation, Quark Pharmaceuticals, Inc. and Dicerna. Arrowhead, Arbutus and Alnylam are all developing siRNA-based therapeutics for Chronic Hepatitis B Virus Infection, or HBV. Some of our current product candidates, if approved, would compete with approved and currently marketed treatments.

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
The availability of coverage and adequate reimbursement by governmental and private payers is essential for most patients to be able to afford expensive treatments. Sales of our product candidates will depend substantially, both in the United States and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by third-party payers, and there have been increasing efforts by governmental and other third-party payers, in the United States and abroad, to cap or reduce healthcare costs. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the reimbursement amounts approved by third-party payers may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment.
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
In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, each enacted in March 2010, as amended, or the ACA, greatly expanded health insurance coverage in the United States, but has also has been the target of litigation and Congressional reform efforts since its adoption, including unsuccessful efforts to seek repeal of the entire ACA. While efforts to strike down the ACA in the courts currently seem stalled, uncertainty regarding the future of the ACA remains, including with respect to legislative efforts. Any significant efforts at the federal or state levels to reform the healthcare system by changing the way healthcare is provided or funded—including through the expansion of Medicare to larger sections of the population—could have a material impact on our business.
In addition, the ACA, and similar laws, may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. For example, other legislative changes adopted since the ACA was enacted ACA may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product candidates. In addition, other legislative changes have been adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 2013 that, due to subsequent legislative amendments to the statute, will stay in effect through 2029 unless additional Congressional action is taken. Note, however, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), which was signed into law on March 27, 2020, designed to provide financial support and resources to individuals and businesses affected by the
COVID-19
pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030.
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
We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, value and risk-based payment arrangements that put healthcare providers at direct financial risk for the healthcare resources used to care for patient populations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription pharmaceutical products and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. We cannot predict what healthcare reform initiatives may be adopted in the future. It is possible that additional governmental action is taken to address the
COVID-19
pandemic. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on biopharmaceutical product pricing. Such reforms could depress pricing for any product candidates that we may successfully develop and for which we may obtain regulatory approval and may negatively affect our overall financial condition and ability to develop additional product candidates.
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
As of June 30, 2021, we had $19.8 million in cash and cash equivalents. We historically have invested substantially all of our available cash and cash equivalents in cash deposits meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, which would have a negative effect on our financial results. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
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
Section 404(a) of the Sarbanes-Oxley Act requires that our management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal controls over financial reporting, we rely on the exemption provided for non-accelerated
filers, and consequently will not be required to comply with SEC rules that implement Section 404(b) of the Sarbanes-Oxley Act until such time as we are an accelerated or large accelerated filer.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on Nasdaq under the symbol “BNTC.” On September 15, 2021, the closing sale price of our common stock as reported on Nasdaq was $3.88 per share.
Holders
As of September 7, 2021, we had approximately 3,324 record holders of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
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
None.
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
COVID-19
COVID-19
has been declared a pandemic by the World Health Organization and has spread to nearly every country, including Australia and the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and its variants, and the actions to contain the coronavirus or treat its impact, including the effectiveness and adoption of vaccines for the virus, among others.
Certain of our research and development efforts are conducted globally, including the ongoing development of our silence and replace therapeutic for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), and will be dependent upon our ability to initiate preclinical and clinical studies despite the ongoing
COVID-19
pandemic.
As we continue to actively advance our preclinical programs, including our ongoing tissue transduction studies for
BB-301,
we are in close contact with our principal investigators and preclinical trial sites, which are primarily located in France, and are assessing the impact of
COVID-19
on our studies and the expected development timelines and costs of all of our product candidates, on an ongoing basis. In light of developments relating to the
COVID-19
global pandemic since the beginning of the outbreak, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s industry guidance for conducting clinical trials, we have experienced delays to the original timeline regarding the initiation and anticipated completion of the ongoing
BB-301
IND-enabling
development work. The initiation of the
BB-301
tissue transduction study, which represents a key component of the
IND-enabling
work, was delayed by several months, however, the study has been recently initiated and the dosing of the initial preclinical cohorts has proceeded without incident. [BNTC: any more recent specific impacts?] We will continue to evaluate the impact of the
COVID-19
pandemic on our business and expect to reevaluate the timing of our anticipated preclinical and clinical milestones as we learn more and the impact of
COVID-19
on our industry becomes more clear.
We had also implemented work-from-home measures for the majority of our employees between March 2020 and June 2021, resulting in a reduction of laboratory work and a halt of non-essential
business travel. As we transition our employees back to our premises, there is a risk that
COVID-19
infections occur at our offices or laboratory facilities and significantly affect our operations. Additionally, if any of our critical vendors are impacted, our business could be affected if we become unable to timely procure essential equipment, supplies or services in adequate quantities and at acceptable prices.
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
April 2021 Capital Raise
On April 30, 2021, the Company announced the closing of an underwritten public offering of common stock and common stock equivalents (the “April 2021 Capital Raise”). The Company received gross proceeds of approximately $14.3 million and net proceeds of approximately $12.7 million from the offering.
Results of Operations
Revenues from customers
In the past BBL has generated revenue from its operations through two activities: revenue from customers and revenue from government research and development grants. In the fiscal years ended June 30, 2021 and 2020, the Company generated funds primarily from capital raising activities. The Company has not generated any revenues from the sales of products. Revenues from licensing fees and interest income are included in the revenue from customers line item on our statements of operations and comprehensive income (loss). The Research and Development Tax Incentive is recognized as Government research and development grants. Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies.
The following table sets forth a summary of our revenues for each of the periods set forth below:

	Year Ended June 30,
	2021	2020
	(US$’000)
Revenues:
Revenues from customers	$59	$97
Government research and development grants	—	5

Total revenues	$59	$102

During the year ended June 30, 2021, the Company recognized $59 in customer revenues, as compared to $97 for the comparable year ended June 30, 2020. The decrease in revenues from customers is due to the decrease in licensing and royalty revenues in the current year.

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
During the year ended June 30, 2021, we recognized $0 in government research and development grants, as compared $5 for the comparable year ended June 30, 2020. The decrease in grant revenue is a result of Benitec no longer claiming the grant from the Australian government due to the
Re-domiciliation
of Benitec to the United States of America.
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
pre-clinical
trials.
Pre-clinical
and clinical development costs are a significant component of research and development expenses. The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in trade and other payables on the consolidated balance sheets and within research and development expenses on the consolidated statements of operations and comprehensive loss.
The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes significant judgments and estimates in determining the accrued liabilities balance at the end of each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred.
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
Re-domiciliation.
Expenses
The following table sets forth a summary of our expenses for each of the periods set forth below:

	Year Ended June 30,
	2021	2020
	(US$’000)
Expenses:
Royalties and license fees	$123	$(185)
Research and development	7,020	3,001
General and Administrative	6,512	5,567

Total expenses	13,655	8,383

During the year ended June 30, 2021, we incurred $123 in royalties and license fees, as compared to ($185) for the comparable year ended June 30, 2020. The change is primarily due to a reversal of an accrual which created the negative balance for the year ended June 30, 2020.
During the year ended June 30, 2021, we incurred $7,020 in research and development expenses, as compared $3,001 for the comparable year ended June 30, 2020. The increase in research and development expenses are related to the pre-clinical
trials associated with
BB-301
as well as a large increase in research and development related to stock-based compensation expenses.
General and administrative expense was $6,512 and $5,567 for the years ended June 30, 2021 and 2020, respectively. The increase for the year was due to the increase in insurance, consultants, legal and accounting fees.
Other Income (Loss)
The following table sets forth a summary of our other income (loss) for each of the periods set forth below:

	Year Ended June 30,
	2021	2020
	(US$’000)
Other Income (Loss):
Foreign currency transaction loss	(333)	(88)
Interest income (expense), net	(6)	62
Other income, net	37	34
Unrealized gain (loss) on investment	16	(1)

Total other income (loss)	(286)	7

The other income, net during the year ended June 30, 2021 totaled ($286), which consists of foreign currency transaction loss, interest expense, other income, unrealized gain (loss) on investment. During the year ended June 30, 2020, other income, net totaled $7. Foreign currency transaction loss has increased due to a change in foreign exchange rates. Interest income (expense), net decreased due to fewer transactions with interest. Other income, net increased due to
COVID-19
stimulus incentives from the Australian government. Unrealized loss on investment increased due to the change in fair market value of the investments.

Liquidity and Capital Resources
The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995, except for the year ended June 30, 2019 where we had net income of $2,609 and generated positive cash flows of $4,790 from operating activities. The Company had accumulated losses of $130.1 million as of June 30, 2021. We expect that our research and development expenses may increase due to the continued development of the OPMD program.
We had no borrowings for the years ended June 30, 2021 and 2020 and do not currently have a credit facility.
As of June 30, 2021, we had cash and cash equivalents of $19.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts. Our short-term investments consist of term deposits with maturity within 180 days.
The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Year Ended June 30,
	2021	2020
	(US$’000)
Net cash provided by (used in):
Operating activities	$(12,832)	$(7,535)
Investing activities	(221)	(94)
Financing activities	22,522	1,770

Net increase (decrease) in cash	$9,469	$(5,859)

Operating activities
Net cash used in operating activities for the year ended June 30, 2021 was $12,832. Net cash used in operating activities for the year ended June 30, 2020 was $7,535. Net cash used in operating activities was primarily the result of our net loss, change in working capital, and stock-based compensation expense.
Investing activities
Net cash used in investing activities for the year ended June 30, 2021 and 2020 was $221 and $94, respectively, and primarily related to purchases of equipment in 2021 and 2020.
Financing activities
Net cash provided by financing activities was $22,522 and $1,770 for the years ended June 30, 2021 and 2020, respectively. Cash from financing activities related to the issuance of ordinary shares, including $25,750 in gross proceeds which includes the October 2020 and April 2021 Capital Raises and exercise of pre-funded
warrants during the year ended June 30, 2021, partially offset by $3,228 in share issue transaction costs. For the same period in 2020, cash from financing activities related to the issuance of common stock of BBL, including gross proceeds of $2,250 from a public offering, partially offset by $480 in share issuance costs.
The future of the Company as an operating business will depend on its ability to keep operating costs and budgeted amounts and obtain adequate financing. While we continue to progress discussions and advance opportunities to engage with pharmaceutical companies and continue to seek licensing partners for ddRNAi in disease areas that are not our focus, there can be no assurance as to whether we will enter into such arrangements or what the terms of any such arrangement could be.

While we have established some licensing arrangements, we do not have any products approved for sale and have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates.
Unless and until we establish significant revenues from licensing programs, strategic alliances or collaboration arrangements with pharmaceutical companies, or from product sales, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of product candidates and begin to prepare to commercialize any product that receives regulatory approval. We are subject to the risks inherent in the development of new gene therapy products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We estimate that our cash and cash equivalents will be sufficient to fund the Company’s operations at least for the next twelve months after the date that this Annual Report is filed.
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
Licensing revenues
Revenue from licensees of the Company’s intellectual property reflects the transfer of a right to use the intellectual property as it exists at the point in time in which the license is transferred to the customer. Consideration can be variable and is estimated using the most likely amount method. Subsequently, the estimate is constrained until it is probable that a significant revenue reversal will not occur when the uncertainty is resolved. Revenue is recognized as or when the performance obligations are satisfied.
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
Research and Development Expenses
Research and development expenses relate primarily to the cost of conducting clinical and pre-clinical trials. Pre-clinical and clinical development costs are a significant component of research and development expenses. The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in trade and other payables on the consolidated balance sheets and within research and development expenses on the consolidated statements of operations and comprehensive loss.
The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes significant judgments and estimates in determining the accrued liabilities balance at the end of each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred.

Share-Based Compensation
The Company records share-based compensation in accordance with ASC 718, “
Stock Compensation
”. ASC 718 requires the fair value of all share-based employee compensation awarded to employees and non-employees
to be recorded as an expense over the shorter of the service period or the vesting period. The Company values employee and non-employee share-based
compensation at fair value using the Black-Scholes Option Pricing Model.
Recent Accounting Pronouncements
Accounting Standards recently adopted
None.
New Accounting Standards and Interpretations not yet mandatory or early adopted
ASU
 2016-13
—In June 2016, the FASB issued
ASU No. 2016-13: “
Financial Instruments—Credit Losses
 (Topic 326)”. This ASU represents a significant change in the accounting for credit losses model by requiring immediate recognition of management’s estimates of current expected credit losses (CECL). Under the prior model, losses were recognized only as they were incurred. The Company has determined that it has met the criteria of a smaller reporting company (“SRC”) as of November 15, 2019. As such,
ASU 2019-10: “
Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases: Effective Dates
”
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
BENITEC BIOPHARMA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Benitec Biopharma Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Benitec Biopharma Inc. and its subsidiaries (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

ACCRUED RESEARCH AND DEVELOPMENT COSTS
Critical Audit Matter Description
As discussed in Notes 2 and 8 to the consolidated financial statements, the Company records expenses for research and development activities based on management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on the Company’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared with services performed. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of accrued expenses related to such costs as of each balance sheet date. Management makes significant judgments and estimates in determining the accrued balance at the end of each reporting period.
We identified the evaluation of research and development accrued costs as a critical audit matter. The Company’s estimates are based on a number of factors, including the Company’s knowledge of the status of each of the research and development project milestones, and contract terms together with related executed change orders. Higher degree of auditor judgment was required in evaluating the results of our audit procedures regarding the Company’s estimates, because of the subjectivity and estimation uncertainty in the significant assumptions used in the calculation.
How We Addressed the Matter in Our Audit
The primary procedures we performed to address this critical audit matter included:

•
Obtaining an understanding and evaluating the design of certain internal controls related to the critical audit matter. This included controls over the development of the estimated amount of accrued costs incurred by the contract research organizations and contract manufacturing organizations (the “R&D service providers”) during the period.

•	Inquiring with Company personnel responsible for overseeing the research and development activities to understand progress of the activities completed to date for selected R&D service providers.

•
Confirming with selected R&D service providers or inspecting the key terms and conditions of the contracts between the Company and the respective R&D service providers, the documentation of the Company as to the completion status and arriving at an estimate of the accrual amounts based thereon and comparing it to the amounts recorded by the Company.

•
Performing an analysis by comparing the estimated accrual balances at year end to the actual amounts that were ultimately invoiced by the R&D service providers and/or paid by the Company for selected R&D service providers.

/s/ BAKER TILLY US, LLP
We have served as the Company’s auditor since 2020.
Campbell, California
September 20, 2021

BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	June 30, 2021	June 30, 2020

Assets
Current assets:
Cash and cash equivalents	$19,769	$9,801
Trade and other receivables	25	59
Prepaid and other assets	814	949

Total current assets	20,608	10,809
Property and equipment, net	375	374
Deposits	9	9
Other assets	185	—
Right-of-use assets	202	395

Total assets	$21,379	$11,587

Liabilities and Stockholders’ Equity
Current liabilities:
Trade and other payables	$880	$741
Accrued employee benefits	276	203
Lease liabilities, current portion	213	192

Total current liabilities	1,369	1,136
Lease liabilities, less current portion	—	213

Total liabilities	1,369	1,349
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value—10,000,000 shares authorized; 8,171,690 and 1,108,374 shares issued and outstanding at June 30, 2021 and 2020, respectively	1	0
Additional paid-in capital	151,583	128,827
Accumulated deficit	(130,119)	(116,636)
Accumulated other comprehensive loss	(1,455)	(1,953)

Total stockholders’ equity	20,010	10,238

Total liabilities and stockholders’ equity	$21,379	$11,587

The accompanying notes are an integral part of these consolidated financial statements.

F-
4

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended June 30,
	2021	2020
Revenue:
Revenues from customers	$59	$97
Government research and development grants	—	5

Total revenues	59	102
Operating expenses
Royalties and license fees	123	(185)
Research and development	7,020	3,001
General and administrative	6,512	5,567

Total operating expenses	13,655	8,383

Loss from operations	(13,596)	(8,281)
Other income (loss):
Foreign currency transaction loss	(333)	(88)
Interest income (expense), net	(6)	62
Other income, net	37	34
Unrealized gain (loss) on investment	16	(1)

Total other income (loss), net	(286)	7

Net loss	$(13,882)	$(8,274)

Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	498	(89)

Total other comprehensive income (loss)	498	(89)

Total comprehensive loss	$(13,384)	$(8,363)

Net loss	$(13,882)	$(8,274)

Net loss per share:
Basic and diluted	$(3.23)	$(8.10)

Weighted-average shares outstanding:
Basic and diluted	4,295,416	1,021,193

The accompanying notes are an integral part of these consolidated financial statements.

F-
5

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount

Balance at June 30, 2019	856,765	$—	$127,328	$(108,870)	$(1,864)	$16,594
Common stock sold for cash, net of offering costs of $240	186,666	—	1,720	—	—	1,720
Issuance and exercise of pre-funded warrants, net of transaction costs of $240	27,526	—	50	—	—	50
Cashless exercise of purchase warrants	37,417	—	—	—	—	—
Share-based compensation	—	—	237	—	—	237
Forfeitures of share-based payments	—	—	(508)	508	—	—
Foreign currency translation loss	—	—	—	—	(89)	(89)
Net loss	—	—	—	(8,274)	—	(8,274)

Balance at June 30, 2020	1,108,374	$—	$128,827	$(116,636)	$(1,953)	$10,238
Common stock sold for cash, net of offering costs of $3,228	6,504,154	1	22,518	—	—	22,519
Exercise of pre-funded warrants	559,162	—	3	—	—	3
Share-based compensation	—	—	634	—	—	634
Forfeitures of share-based payments	—	—	(399)	399	—	—
Foreign currency translation gain	—	—	—	—	498	498
Net loss	—	—	—	(13,882)	—	(13,882)

Balance at June 30, 2021	8,171,690	$1	$151,583	$(130,119)	$(1,455)	$20,010

The accompanying notes are an integral part of these consolidated financial statements.

F-
6

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(13,882)	$(8,274)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	231	190
Amortization of right-of-use assets	193	184
Loss on disposal of fixed assets	—	1
Unrealized (gain) loss on investment	(16)	1
Share-based compensation expense	634	237
Changes in operating assets and liabilities:
Trade and other receivables	28	2,396
Prepaid and other assets	(4)	(457)
Trade and other payables	55	(1,696)
Accrued employee benefit payable	121	57
Lease liability	(192)	(174)

Net cash used in operating activities	(12,832)	(7,535)

Cash flows from investing activities:
Purchases of property and equipment	(221)	(95)
Proceeds from disposal of property and equipment	—	1

Net cash used in investing activities	(221)	(94)

Cash flows from financing activities:
Proceeds from issues of shares and pre-funded warrants	25,750	2,250
Share issue transaction costs	(3,228)	(480)

Net cash provided by financing activities	22,522	1,770

Net increase (decrease) in cash and cash equivalents	9,469	(5,859)
Cash and cash equivalents, beginning of year	9,801	15,718
Effects of exchange rate changes on cash and cash equivalents	499	(58)

Cash and cash equivalents, end of year	$19,769	$9,801

Supplemental disclosure of cash flow information:
Initial measurement of operating lease right-of-use assets and liabilities	$—	$(579)

The accompanying notes are an integral part of these consolidated financial statements.

F-
7

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
1. Business
Benitec Biopharma Inc. (the “Company”) is a corporation formed under the laws of Delaware, United States of America, on November 22, 2019 and listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BNTC”. Benitec Biopharma Inc. is the parent entity of a number of subsidiaries including the previous parent entity Benitec Biopharma Limited (“BBL”). BBL was incorporated under the laws of Australia in 1995 and was listed on the Australian Securities Exchange, or ASX, from 1997 until April 15, 2020. On August 14, 2020, BBL reorganized as a Proprietary Limited company and changed its name to Benitec Biopharma Proprietary Limited. The Company’s business focuses on the development of novel genetic medicines. Our proprietary platform, called
DNA-directed
RNA interference, or ddRNAi, combines RNA interfer
e
nce, or RNAi, with gene therapy to create medicines that facilitate sustained silencing of disease-causing genes.
On November 27, 2019, BBL announced its intention to
re-domicile
from Australia to the United States of America. BBL implemented a Scheme of Arrangement pursuant to which Benitec Biopharma Inc, a newly incorporated company for the purpose of effecting the re-domiciliation
(“the
Re-domiciliation”),
acquired all BBL shares and BBL became a wholly-owned subsidiary of Benitec Biopharma Inc. BBL shareholders received one Benitec Biopharma Inc. share for every 300 BBL shares. Holders of BBL’s American Depository Shares, or ADSs (each of which represented 200 ordinary shares), received two shares of the Company’s common stock for every three ADSs held. The re-domiciliation
was completed on April 15, 2020 following approval by BBL shareholders at a Scheme Meeting held on March 26, 2020 and by the Supreme Court of Queensland on March 30, 2020.
In accordance with the U.S. Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin Topic
4C
, all issued and outstanding shares of the Company’s common stock have been retroactively adjusted in these consolidated financial statements to reflect the 300:1 ratio and share consolidation as if it occurred on July 1, 2019.
The terms the “Company,” “we,” “us,” “our” and similar terms used herein refer (i), prior to the re-domiciliation
to BBL, an Australian corporation, and its subsidiaries, and (ii), following the re-domiciliation,
to Benitec Biopharma Inc., a Delaware corporation, and its subsidiaries (including BBL).
During the year ended June 30, 2021, the Company completed an organization restructure as part of the commercial desire to provide a more efficient structure for the future as the Company continues to transition its operations to the US.
The Company’s fiscal year end is June 30. References to a particular “fiscal year” are to our fiscal year end June 30 of that calendar year.
The consolidated financial statements of Benitec Biopharma Inc. are presented in United States dollars and consist of Benitec Biopharma Inc. and the following wholly owned subsidiaries:

Principal place of business/country of incorporation
Benitec Biopharma Proprietary Limited (“BBL”)	Australia
Benitec Australia Proprietary Limited	Australia
Benitec Limited	United Kingdom
Benitec, Inc.	USA
Benitec LLC	USA
RNAi Therapeutics, Inc.	USA
Tacere Therapeutics, Inc.	USA
Benitec IP Holdings, Inc.	USA

F-
8

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
and (iii) the Company’s equity structure for all periods presented
.
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
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s consolidated financial statements include the estimates of useful lives of property and equipment, valuation of the operating lease liability and related right-of-use
asset, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the valuation allowance on deferred tax assets, foreign currency translation due to certain average exchange rates applied in lieu of spot rates on transaction dates, and accrued research and development expense. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection

F-
9

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

of proprietary technology, dependence on key personnel, reliance on single-source vendors and collaborators, availability of raw materials, patentability of the Company’s products and processes and clinical efficacy and safety of the Company’s products under development, compliance with government regulations and the need to obtain additional financing to fund operations.
There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid technological change and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.
Moreover, the
current COVID-19 pandemic,
which is i
m
pacting worldwide economic activity, poses risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time which may delay the start-up and
conduct of the Company’s clinical trials, and negatively impact manufacturing and testing activities performed by third parties. Any significant delays may impact the use and sufficiency of the Company’s existing cash reserves, and the Company may be required to raise additional capital earlier than it had previously planned. The Company may be unable to raise additional capital if and when needed, which may result in delays or suspension of its development plans. The extent to which the pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.
Foreign Currency Translation and Other Comprehensive Income (Loss)
The Company’s functional currency and reporting currency is the United States dollar. BBL’s functional currency is the Australian dollar (AUD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive loss.” Gains and losses resulting from foreign currency translation are included in the consolidated statements of operations and comprehensive loss as other comprehensive income (loss).
Other Comprehensive Income (Loss) for all periods presented includes only foreign currency translation gains (losses).
As of June 30, 2021, and 2020, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2021	June 30, 2020
Exchange rate on balance sheet dates
USD: AUD Exchange Rate	0.7506	0.6877
Average exchange rate for the period
USD: AUD Exchange Rate	0.7470	0.6711
Fair Value Measurements
The Company measures its financial assets and liabilities in accordance with US GAAP using ASC 820,
Fair Value Measurements.
For certain financial instruments, including cash and cash equivalents, accounts receivable,

F-
10

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

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
As of June 30, 2021, and 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis.
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

F-
11

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

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
Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-

F-
12

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

average number of common shares outstanding plus potential common shares. Stock options
, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of
June
 30, 2021 and 2020, there were 809,159 and 215,578 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
Revenue Recognition
The Company recognizes revenue by applying the following steps:
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
Licensing revenues
Revenue from licensees of the Company’s intellectual property reflects the transfer of a right to use the intellectual property as it exists at the point in time in which the license is transferred to the customer. Consideration can be variable and is estimated using the most likely amount method. Subsequently, the estimate is constrained until it is probable that a significant revenue reversal will not occur when the uncertainty is resolved. Revenue is recognized as or when the performance obligations are satisfied.
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

F-
13

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

Royalties
Revenue from licensees of the Company’s intellectual property reflect a right to use the intellectual property as it exists at the point in time in which the license is granted. Where consideration is based on sales of product by the licensee, revenue is recognized when the customer’s subsequent sales of products occur.

Services revenue
Revenue is earned (constrained by variable considerations) from the provision of research and development services to customers. Services revenue is recognized when performance obliga
t
ions are either satisfied over time or at a point in time. Generally, the provision of research and development services under a contract with a customer will represent satisfaction of a performance obligation over time where the Company retains the right to payment for services performed but not yet completed.
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
Research and Development Expense
Research and development expenses relate primarily to the cost of conducting clinical and pre-clinical trials. Pre-clinical and clinical development costs are a significant component of research and development expenses. The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in trade and other payables on the consolidated balance sheets and within research and development expenses on the consolidated statements of operations and comprehensive loss.
The Company accrues for these costs based on factors such as estimates of the work completed and in accordance with agreements established with its third-party service providers. The Company makes significant judgments and estimates in determining the accrued liabilities balance at the end of each reporting period. As actual costs become known, the Company adjusts its accrued liabilities. The Company has not experienced any material differences between accrued costs and actual costs incurred.
Equity-based Compensation Expense
The Company records share-based compensation in accordance with ASC 718,
Stock Compensation
. ASC 718 requires the fair value of all share-based employee compensation awarded to employees and non-employees
to be
F-1
4

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

recorded as an expense over the shorter of the service period or the vesting period. The Company values employee and non-employee
share-based compensation at fair value using the Black-Scholes Option Pricing Model.
Income Taxes
The Company is governed by Australia and United States income tax laws. The Company follows ASC 740
Accounting for Income Taxes
, when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.
For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations.

Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner
sources. The Company records unrealized foreign currency translation gain (loss) which qualifies as other comprehensive income (loss).
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
Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases: Effective Dates
amended the effective date for the Company to be for reporting periods beginning after December 15, 2022. The Company will adopt this ASU
2016-13
effective July 1, 2023.
3. Liquidity
The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal years ended June 30, 2021, and 2020, the Company had a net loss of $13.9 million and $8.3 million, respectively, and net cash used in operations of $12.8 million and $7.5 million, respectively.
As of June 30, 2021, the Company had $19.8 million in cash and cash equivalents. The Company has incurred operating losses and negative cash flows from operations since inception, except for the year ended June 30, 2019. Management having performed a review of the cash flow forecasts, considering the cash flow needs of the Company, believe that our cash and cash equivalents will be sufficient for a period of at least twelve months from the date this Annual Report is filed.

F-1
5

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

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

4. Revenue

Revenues from customers (US$’000)	Year ended June 30, 2021	Year ended June 30, 2020

Licensing revenue	$59	$—
Royalty revenue	—	93
Service revenue*	—	4

Total	$59	$97

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

Other revenues (US$’000)	Year ended June 30, 2021	Year ended June 30, 2020

Government research and development grants	$—	$5

Total	$—	$5

Disaggregated revenue (US$’000)	Year ended June 30, 2021
	Licensing	Royalties	Development activities	Total
Services transferred over time	$59	$—	$—	$59

Total	$59	$—	$—	$59

Disaggregated revenue (US$’000)	Year ended June 30, 2020
	Licensing	Royalties	Development activities	Total
Services transferred at a point in time	$—	$—	$4	$4
Services transferred over time	—	93	—	93

Total	$—	$93	$4	$97

F-1
6

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

5. Cash and Cash equivalents

(US$’000)	June 30, 2021	June 30, 2020
Cash at Bank	$19,769	$5,231
Term Deposit	—	4,570

Total	$19,769	$9,801

6.
Prepaid and other
assets

(US$’000)	June 30, 2021	June 30, 2020
Prepaid expenses	$967	$861
Security deposit	15	69
Other deposit	—	18
Market value of listed shares	17	1

Total other assets	999	949
Less: non-current portion	(185)	—

Current portion	$814	$949

7. Property and equipment, net

(US$’000)	June 30, 2021	June 30, 2020
Software	$14	$11
Lab equipment	1,329	1,109
Computer hardware	26	26
Leasehold improvements	24	24

Total property and equipment, gross	1,393	1,170
Accumulated depreciation and amortization	(1,018)	(796)

Total property and equipment, net	$375	$374

Depreciation and amortization expense was $231,000 and $190,000 for the years ended June 30, 2021 and 2020, respectively.
8. Trade and other payables

(US$’000)	June 30, 2021	June 30, 2020
Trade payable	$274	$282
Accrued license fees	140	54
Accrued professional fees	13	155
Accrued CRO fees	279	49
Other payables	174	201

Total	$880	$741

F-1
7

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

9. Leases
On July 1, 2019, the Company adopted ASC 842,
Leases
(“ASC 842”). ASC 842 requires lessees to recognize at the lease commencement date a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use
asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees and lessors must either (i) apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or (ii) recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company elected to use the cumulative-effect transition method upon adoption.
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

F-1
8

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

The tables below show the changes during the year ended June 30, 2021 and 2020:

(US$’000)	Operating lease right-of- use assets
Initial measurement at July 1, 2019	$579
Amortization of right of use asset	(184)

Balance at June 30, 2020	395
Amortization of right of use asset	(193)

Operating lease right-of-use asset at June 30, 2021	$202

(US$’000)	Operating lease liabilities
Initial measurement at July 1, 2019	$579
Principal payments on operating lease liabilities	(174)

Operating lease liabilities at June 30, 2020	405
Principal payments on operating lease liabilities	(192)

Operating lease liabilities at June 30, 2021	213
Less: non-current portion	—

Current portion at June 30, 2021	$213

As of June 30, 2021, the Company’s operating lease has a remaining lease term of 0.96 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	June 30, 2021
2022	218

Less imputed interest	(5)

Present value of operating lease liabilities	$213

For the fiscal years ended June 30, 2021 and 2020, total lease expense under operating leases was approximately $208,000 and $208,000, respectively, and was recorded in general and administrative expenses.
10. Stockholders’ equity
Common Stock
On September 30, 2019, BBL entered into a securities purchase agreement (“SPA”) with certain sophisticated and professional investors (“Investors”) in the United States to issue 186,666 shares of common stock at a purchase price of US$10.50 per share, in a registered direct offering.
On October 6, 2020, the Company announced the closing of an underwritten public offering 2,666,644 shares of its common stock at a price to the public of $3.10 per share. The Company also announced that the underwriter fully exercised its over-allotment option to purchase 483,870 additional shares of its common stock at the offering price of $3.10 per share.

F-1
9

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

On April 30, 2021, the Company announced the closing of an underwritten public offering of 3,036,366 shares of its common stock at a price to the public of $4.25 per share. The Company also announced that the underwriter exercised the over-allotment option to purchase 317,274 additional shares of its common stock at the offering price of $4.25 per share.
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
Warrants”). All 559,162
Pre-Funded
Warrants issued had been exercised as of June 30, 2021.
The activity related to warrants during for the fiscal years ended June 30, 2021 and 2020, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2019	38,329	$82.50
Granted	241,716	10.50
Exercised	(27,526)	10.50
Cashless exercise	(107,095)	10.50
Forfeited	—	—

Outstanding and exercisable at June 30, 2020	145,424	29.48

Granted	559,162	3.09
Exercised	(559,162)	3.10
Forfeited	(38,329)	82.50

Outstanding and exercisable at June 30, 2021	107,095	$10.50

F-
20

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

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
Equity and Incentive Compensation Plan
On December 9, 2020, the Company’s stockholders approved the Company’s 2020 Equity and Incentive Compensation Plan (the “2020 Plan”). The 2020 Plan provides for the grant of various equity awards. Currently, only stock options are outstanding under the 2020 Plan. Each option when exercised entitles the option holder to one share of the Company’s common stock. Options are exercisable on or before an expiry date, do not carry any voting or dividend rights, and are not transferable except on death of the option holder or in certain other limited circumstances. Employee stock options vest in increments of one-third
on each anniversary of the applicable grant date over three years.
Non-employee
director options vest in increments of
one-third
on the day prior to each of the Company’s next three annual stockholder meetings following the grant date. If an option holder dies or terminates employment or service due to Disability (as defined in the 2020 Plan), the option holder generally has 12 months to exercise their vested options or the options are cancelled. If an option holder otherwise leaves the Company, other than for a termination by the Company for Cause (as defined in the 2020 Plan), the option holder generally has 90 days to exercise their vested options or the options are cancelled. Upon the consummation of a Change in Control (as defined in the 2020 Plan), all unvested stock options will immediately vest as of immediately prior to the Change in Control.
Equity Awards
The activity related to equity awards, which comprised of stock options during the fiscal years e
n
ded June 30, 2021 and 2020, respectively, is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2019	86,462	64.20	3.58 years	$—
Forfeited	(16,308)	102.66

Outstanding at June 30, 2020	70,154	60.42	2.89 years	—
Exercisable at June 30, 2020	41,829	69.81	2.59 years	—
Granted	640,320	3.29
Forfeited	(8,410)	153.79

Outstanding at June 30, 2021	702,064	7.16	8.07 years	—

Exercisable at June 30, 2021	54,158	$47.90	2.09 years	$—

F-2
1

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

Equity-based Compensation Expense
The weighted-average grant-date fair value of stock options granted during the year ended June 30, 2021 was $2.68. There were no grants during the year ended June 30, 2020.
The Company estimated the fair value of each equity award on the grant date using the Black-Scholes option-pricing model with the following assumptions:

Fiscal Year Ended June 30,
	2021	2020
Expected volatility	112.0-127.4%	102.9-104.1%
Expected term	3.5 - 6 years	5 years
Risk-free interest rate	0.44-0.55%	1.28-1.67%
Expected dividend yield	—%	—%

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
Term.
The
expected term represents the period that the equity awards are expected to be outstanding. For stock options with service conditions, it is based on the “simplified method” for developing the estimate of the expected life. Under this approach, the expected term is presumed to be the midpoint between the average vesting date and the end of the contractual term.
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
Share-Based Compensation Expense
The classification of share-based compensation expense for the years ended:

(US$’000)	June 30,
	2021	2020
Research and development	$212	$16
General and administrative	422	221

Total share-based compensation expense	$634	$237

F-2
2

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

As of
June 30, 2021, and 2020, there was $1,266,000 and $242,000, respectively, of unrecognized share-based compensation expense related to stock options granted under the Plan and 2020 Plan.
11. Income taxes
Loss before provision for income taxes consisted of the following:

(US$’000)	Year Ended June 30,
	2021	2020
United States	$(7,911)	$(299)
International	(5,971)	(7,975)

Total	$(13,882)	$(8,274)

The tax effects of significant items comprising the Company’s deferred taxes are as follows:

(US$’000)	Year Ended June 30,
	2021	2020
Deferred tax assets:
Net operating losses	$15,902	$13,153
Other	230	209
Lease liability	45	85
Share-based compensation	88	—
Intangible assets	212	—

Gross deferred tax assets	16,477	13,447
Less valuation allowance	(16,223)	(13,290)

	254	157
Deferred tax liabilities:
Right-of-use assets	(42)	(83)
Fixed assets	(76)	(74)
Prepaid expenses	(136)	—

Total deferred tax liabilities	(254)	(157)

Net deferred taxes	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforw
a
rds be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. As of June 30, 2021, and 2020, the Company established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

F-2
3

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

The valuation allowance increased by $2,933 during the year ended June 30, 2021. Net operating losses and tax credit carryforwards as of June 30, 2021 are as follows:

(US$’000)	Amount	Expiration Years
Net operating losses, federal (post-December 31, 2017)	$8,797	Do not expire
Net operating losses, federal (post-December 31, 2017)	—	—
Net operating losses, state	5,314	2031-2034
Net operating losses, Australia	52,623	Do not expire
The effective rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended June 30,
	2021	2020

Statutory rate	21.00%	21.00%
Permanent differences	(8.9%)	(2.4%)
Share-based payments	(0.32%)	(0.74%)
Change in valuation allowance	(13.9%)	(24.12%)
Foreign tax rate differential	2.12%	6.26%

Total	(0.00%)	(0.00%)

The Company is subject to taxation in the U.S., various state jurisdictions and Australia. The Company’s tax returns for the tax years 2014 through 2019 are open and are subject to examination by federal taxing authorities and the Company’s tax returns for tax years 2011 through 2019 are subject to examination by state taxing authorities. The Company is not currently undergoing a tax audit in any federal, state or Australian jurisdiction. The Company does not have any uncertain tax benefits “(UTBs)” as of June 30, 2021 and does not expect its UTBs to change significantly over the next 12 months.
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
Under Australian income tax legislation, losses can be utilized by the Company if it satisfies firstly the Continuity of Ownership Test (“COT”) or if failing that, the Similar Business Test (“SBT”). Broadly, the COT requires a company to show that it maintained continuity of majority beneficial ownership from the beginning of the year in which a lo
s
s is incurred to the end of an income year in which a tax loss is sought to be recouped. The SBT requires a company to demonstrate that a “similar business” has been maintained from the time when the COT is failed and throughout the period until the end of the income year that the losses are being recouped.
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

F-2
4

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

businesses

in the

CARES Act include a
five-year
net operating loss carryback for certain net operating losses, suspension of the annual deduction limitation of
80
% of taxable income for certain net operating losses, changes in the deductibility of interest, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property.
The CARES Act also provides other
non-tax
benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the fiscal year ended June 30, 2021.
On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, which suspends the use of net operating losses and limits the use of research tax credits for 2020, 2021 and 2022, respectively. The Company evaluated the impact of AB 85 and determined that the new legislation did not materially impact the Company’s income tax provision for the fiscal year ended June 30, 2021.
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
There are no contingent liabilities as of June 30, 2021 and 2020, respectively. See Note 9 above for lease commitments.
13. Related party transactions
In December 2018, the Company accrued a milestone payment of $300,000 (AUD 425,411) payable to NantWorks, LLC pursuant to a sublicense agreement. It was later determined that the milestone was not required to be paid and therefore the accrual was reversed in December 2019. NantWorks, LLC is an affiliate of Nant Capital which owned 26.44% of the issued and outstanding common stock of the Company as of June 30, 2020.
During the year ended June 30, 2021, the Company had entered into a related party transaction with Francis Abourizk Lightowlers for legal fees totaling $2 thousand. Peter Francis, a non-executive director of the Company is a partner at Francis Abourizk Lightowlers. As of June 30, 2021 there was an amount due to this related party of $
2
 thousand included in trade and other payables on the accompanying consolidated balance sheet.

F-2
5

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

14. Loss per share

(US$’000)	Year Ended June 30,
	2021	2020
Net loss attributable to common stockholders	($13,882)	($8,274)
Weighted average number of shares used in calculating basic and diluted earnings per share	4,295,416	1,021,193

Basic and diluted loss per share	($3.23)	($8.10)

Outstanding warrants and options amounting to 809,159 and 215,578 to acquire common stock are considered anti-dilutive for the fiscal years ended June 30, 2021 and June 30, 2020.
15. Subsequent events
The Company has evaluated subsequent events through the filing of this Annual Report on Form
10-K,
and determined that there have been no events that have occurred that would require adjustments or disclosures in the consolidated financial statements.

F-2
6

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to
Rule 13a-15
under the Securities Exchange Act of 1934, as of June 30, 2021. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Our management, including our principal executive and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021, and has concluded that there was no change that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2021.
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
We are a
non-accelerated
filer, and therefore our independent registered public accounting firm has not and is not required to issue issued a report on the effectiveness of internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The following table sets forth information covering our current directors and executive officers.

Name	Age	Position
Jerel Banks	46	Chief Executive Officer, Director
Megan Boston	49	Executive Director, Director
J. Kevin Buchi(1)(2)(3)	66	Director
Peter Francis(1)(2)(3)	65	Director
Edward Smith (1)(2)(3)	50	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.
Dr.
 Jerel Banks
has been a Director since October 2016, Chairman of our Board since October 2017 and Chief Executive Officer since June 2018. Dr. Banks was formerly the Chief Investment Officer of Nant Capital, LLC . Prior to joining Nant Capital, LLC, Dr. Banks served as vice president, portfolio manager and research analyst for the Franklin Biotechnology Discovery Fund at Franklin Templeton Investments from 2012 to 2015. Prior to his tenure at Franklin Templeton Investments, he worked as a biotechnology senior equity research analyst at Sectoral Asset Management from 2011 to 2012. From 2008 to 2011, Dr. Banks worked as a biotechnology equity research analyst at Apothecary Capital, the healthcare investment management team for the family investment office of the Bass Family of Fort Worth, Texas. Dr. Banks began his career in investment management as a healthcare equity research associate at Capital Research Company where he was a member of the equity research team from 2006 to 2008. Dr. Banks earned an M.D. from the Brown University School of Medicine and a Ph.D. in Organic Chemistry from Brown University, and he holds an A.B. in Chemistry from Princeton University.
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
J. Kevin Buchi
has been a Director since April 2013. Mr. Buchi previously served as Chief Executive Officer of BioSpecifics Technologies Corp. and of TetraLogic Pharmaceuticals Corporation. Mr. Buchi served as Chief Executive Officer of Cephalon, Inc., or Cephalon, from December 2010 through its acquisition by Teva Pharmaceutical Industries Ltd in October 2011. After the acquisition Mr. Buchi served as Corporate Vice President, Global Branded Products of Teva Pharmaceuticals Industries Ltd. Mr. Buchi joined Cephalon in 1991

III-1

and held various positions, including Chief Operating Officer, from January 2010 to December 2010, Chief Financial Officer and Head of Business Development prior to being appointed Chief Executive Officer. Mr. Buchi is also on the board of directors of Amneal Pharmaceuticals, Inc. (NYSE: AMRX) and Dicerna Pharmaceuticals, Inc. (Nasdaq: DRNA. Mr. Buchi has a B.A. in chemistry from Cornell University and a Masters in Management from Kellogg Graduate School of Management at Northwestern University. He is also a Certified Public Accountant.
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
Edward Smith
has been a director since April 2020. Edward brings more than 20 years of experience in executive finance and operations leadership in the biotechnology industry to our Board. Edward currently serves as the Chief Financial Officer of LAVA Therapeutics N.V. (Nasdaq: LVTX), a clinical stage pharmaceutical company focused on developing novel immuno-oncology therapeutics. Prior to that, he served as Chief Financial Officer of Marinus Pharmaceuticals, Inc. (Nasdaq: MRNS), a clinical-stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat patients suffering from rare seizure disorders, and PolyMedix, Inc., a clinical stage pharmaceutical company focused on developing a novel class of antibiotics for the treatment of infectious diseases. Before his time at PolyMedix, Inc. he served as the executive director of finance at InKine Pharmaceutical Company, Inc. and held various positions in public accounting, most recently in the audit practice of Deloitte.
Based on his extensive finance and operations background in the biotechnology industry, we believe Mr. Smith has the appropriate skill and qualifications to serve on the Board.
There are no family relationships among any of our directors or executive officers and no arrangements or understandings with major shareholders, customers, suppliers or others pursuant to which any of our directors or members of senior management was selected as such, except Dr. Banks was appointed by Nant Capital as a Director in October 2016 following the acquisition by Nant Capital, LLC of a significant percentage of Benitec’s then-outstanding ordinary shares.
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

III-2

The Company’s Certificate provides that the Board is divided into three classes with staggered three-year terms. Only one class of directors is elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms. The Board is designated as follows:

•	Mr. Smith is a Class I director, and his current term will expire at the annual meeting of stockholders to be held in 2023;

•	Messrs. Buchi and Francis are Class II directors, and their initial terms will expire at the annual meeting of stockholders to be held in 2021; and

•	Mr. Banks and Ms. Boston are Class III directors, and their terms will expire at the annual meeting of stockholders to be held in 2022.
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
Audit Committee
: Messrs. Buchi (Chairman), Francis and Smith. The purpose of the Audit Committee is to assist the board in fulfilling its oversight responsibilities with respect to (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, and (iii) the independent auditors’ qualifications, independence and performance. The Audit Committee is also responsible for preparing a report to be included in the Company’s annual proxy statement, advising and consulting the management and the Board regarding the Company’s financial affairs, and appointing, overseeing and approving compensation for the work of the Company’s independent auditors.
Our Board has determined that Messrs. Buchi, Francis and Smith each meet the independence requirements of Rule
10A-3
under the Exchange Act and the applicable Nasdaq rules. Our Board has determined that Mr. Smith is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules.
Compensation Committee
:
The Compensation Committee establishes and administers the Company’s policies, programs and procedures for compensating and providing benefits to its executives and Board. The Compensation Committee’s responsibilities and duties are set forth in the Compensation Committee Charter (a copy of the Compensation Committee Charter is available on the Company’s website at
https://ir.benitec.com/corporate-governance/governance-documents)
. The Compensation Committee’s responsibilities specifically include reviewing and approving the goals and objectives relevant to the chief executive officer’s and other executive officers’ compensation, evaluating the performance of the chief executive officer and other executive officers in light of those goals and objectives, and making recommendations to the Board with respect to non-employee
director compensation. The Compensation Committee is also responsible for making recommendations to the Board with respect to incentive compensation plans and equity-based incentive compensation plans.

III-3

Our Compensation Committee met four times during the last fiscal year. The current members of our Compensation Committee are Messrs. Francis (Chairman), Buchi and Smith. Our Board has determined that all members of our Compensation Committee are “independent” as defined under the rules of the SEC and the listing standards of Nasdaq.
No member of our Compensation Committee is or has been our current or former officer or employee. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our Compensation Committee during the fiscal year ended June 30, 2021.
Role of Compensation Consultant
In 2020, the Compensation Committee retained Radford (AON) (“Radford”) to provide advice to the Compensation Committee with respect to the compensation of our non-employee
directors and executive officers. Radford also provided advice with respect to the design of the Company’s 2020 Equity and Incentive Compensation Plan, the Company’s peer group, certain governance matters, and market trends.
Nominating and Corporate Governance Committee
: Messrs. Francis (Chairman), Buchi and Smith. The Nominating and Corporate Governance Committee manages all aspects of the governance of the Company’s Board. The Committee’s responsibilities include identifying individuals qualified to become members of the Board, recommending candidates to fill Board vacancies and newly created director positions, recommending whether incumbent directors should be nominated for re-election
upon the expiration of their terms, recommending corporate governance guidelines applicable to the Board and to the Company’s employees, overseeing the evaluation of the Board and its committees, and assessing and recommending Board members to the Board for committee membership.
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
Hedging and Pledging Policy
Employees (including officers) and directors of the Company are prohibited from entering into hedging transactions with respect to the Company’s securities, or engaging in transactions with respect to the Company’s securities that are of a speculative nature, including, but not limited to, put or call options, margining Company securities, or otherwise pledging Company securities as collateral.

III-4

Item 11. Executive Compensation.
EXECUTIVE COMPENSATION
As a “smaller reporting company” we have opted to comply with the scaled executive compensation disclosure rules applicable to “smaller reporting companies.”
Our named executive officers, or our “NEOs”, for the fiscal year ended June 30, 2021 were Dr. Jerel A. Banks, our Executive Chairman and Chief Executive Officer, and Megan Boston, our Executive Director.
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
Summary Compensation Table
The following table sets forth information regarding compensation earned by our NEOs during the fiscal year ended June 30, 2021 and the fiscal year ended June 30, 2020:

Named Executive Officer and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)		Option Awards ($)(3)	All Other Compensation ($)		Total ($)(7)
Dr. Jerel A. Banks, M.D. Ph.D.	2021	439,583	—		705,375	33,105	(5)	1,178,063
Executive Chairman and Chief Executive Officer	2020	400,000	200,000		—	31,704	(5)	631,704

Megan Boston	2021	269,837	—		352,686	17,928	(6)	640,451
Executive Director	2020	221,430	110,715	(4)	—	16,775	(6)	348,920

(1)
Ms. Boston’s salary was paid in Australian dollars and has been converted to U.S. dollars using a conversion rate of A$1.00 to $0.747, and A$1.00 to $0.671, for the fiscal years ended June 30, 2021 and June 30, 2020, respectively. From July 1, 2020 through September 15, 2020, Dr. Banks’s and Ms. Boston’s salary was $400,000 and $246,510 respectively. As of September 16, 2020 through the remainder of the fiscal year ended June 30, 2021, Dr. Banks’s and Ms. Boston’s salary was, $450,000 and $284,831, respectively.

(2)
In respect of the fiscal year ended June 30, 2020, the Compensation Committee paid discretionary annual bonuses to Dr. Banks and Ms. Boston. The amount of such bonuses was paid in the fiscal year ended June 30, 2021. The amount of cash bonuses earned in respect of the fiscal year ended June 30, 2021 is not calculable through the latest practicable date. The Compensation Committee expects to determine such bonuses in November 2021, and the amounts of these bonuses will be disclosed in a filing by the Company in a Current Report on Form
8-K
under Item 5.02(f) once the amounts are determined.

(3)
Amount represents the aggregate grant date fair value of stock and option awards granted by the Company in the fiscal year ended June 30, 2021, computed in accordance with FASB ASC Topic 718. For further information on how we account for stock-based compensation, see Note 10 to the Company’s consolidated financial statements for the year ended June 30, 2021 included in this Annual Report. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual amounts, if any, that will be recognized by the NEOs.

(4)	Ms. Boston’s performance-based cash bonus was paid in Australian dollars and has been converted to U.S. dollars using a conversion rate of A$1.00 to $0.671.
(5)	Amounts reflect company-paid health and life insurance premiums.
(6)
Amounts reflect the Company’s compulsory contributions to Ms. Boston’s superannuation account. The superannuation contributions were paid in Australian dollars and were converted to U.S. dollars using a conversion rate of A$1.00 to $0.747, and A$1.00 to $0.671, for the fiscal years ended June 30, 2021 and June 30, 2020, respectively.

III-5

(7)	The amounts reported in this table include compensation paid by Benitec Limited prior to the completion of the Re-domiciliation.
Narrative Disclosure to Summary Compensation Table
Annual Base Salary
We use base salaries to recognize the experience, skills, and responsibilities required of all of our employees, including our NEOs. Base salaries are reviewed annually by our Board. From July 1, 2020 through September 15, 2020, the annual base salaries for each of Dr. Banks and Ms. Boston were $400,000 and A$330,000 ($246,510) (Ms. Boston’s salary has been converted using a conversion rate of A$1.00 to $0.747), respectively. In October 2020, the Board, as part of its annual base salary review process, approved annual base salary increases for the NEOs. Base salaries were increased to bring salaries further in line with market compensation for similarly situated executives. Effective September 16, 2020, Dr. Banks’s and Ms. Boston’s annual base salaries were increased to $450,000 and A$381,300 ($284,831) (Ms. Boston’s salary has been converted using a conversion rate of A$1.00 to $0.747), respectively.
Bonus Compensation
We have awarded our NEOs annual discretionary bonuses. Prior to the completion of the
Re-domiciliation,
the Remuneration Committee determined the amount of any annual discretionary bonus payment following the completion of the applicable fiscal year, based on Benitec Limited’s overall performance and the achievement of key strategic objectives. For the fiscal year ended June 30, 2020, performance bonuses were based on achieving certain clinical, development and operational milestones. The actual annual cash bonuses awarded to our NEOs for fiscal year ended June 30, 2020 performance are set forth above in the “Summary Compensation Table” in the column titled “Bonus.”
In October 2020, the Compensation Committee further determined that the target annual discretionary bonus with respect to the fiscal year ended June 30, 2021 would be 50% and 40% of base salary for each of Dr. Banks and Ms. Boston, respectively. For the fiscal year ended June 30, 2021, the annual discretionary bonuses are not calculable through the latest practicable date. The Compensation Committee expects to determine such bonuses in November 2021, and the amounts of these bonuses will be disclosed in a filing by the Company in a Current Report on Form
8-K
under Item 5.02(f) once the amounts are determined.
Equity or Equity-Linked Incentive Awards
Although we do not have a formal policy with respect to the grant of equity incentive awards to our NEOs, we believe that equity grants provide our NEOs with a strong link to our long-term performance, create an ownership culture and help to align the interests of our NEOs and our shareholders.
On December 9, 2020, the Company’s stockholders approved the Company’s 2020 Equity and Incentive Compensation Plan (the “2020 Plan”). On December 9, 2020, the Compensation Committee granted our NEOs stock options under the 2020 Plan. The stock options vest in increments of one-third
on each anniversary of the applicable grant date over three years. If an NEO dies or terminates employment or service due to Disability (as defined in the 2020 Plan), the NEO generally has 12 months to exercise their vested options or the options are cancelled. If an NEO otherwise leaves the Company, other than for a termination by the Company for Cause (as defined in the 2020 Plan), the NEO generally has 90 days to exercise their vested options or the options are cancelled. Upon the consummation of a Change in Control (as defined in the 2020 Plan), all unvested stock options will immediately vest as of immediately prior to the Change in Control.
We believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our NEOs to remain in our employment during the vesting period.

III-6

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

III-7

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
Outstanding Equity Awards at Fiscal
Year-End
The following table sets forth information regarding outstanding equity or equity-linked awards for each of our NEOs as of June 30, 2021.

			Option Awards
Named Executive Officer	Grant Date		Number of Securities Underlying Unexercised Options (#)—Exercisable	Number of Securities Underlying Unexercised Options (#)—Unexercisable	Option Exercise Price ($)	Option Expiration Date
Dr. Jerel A. Banks, M.D. Ph.D.	12/9/2020	(1)(2)	—	284,345	2.98	12/9/2030
Executive Chairman and Chief Executive Officer	6/26/2018	(2)(3)	33,333	—	50.73	6/26/2023

Megan Boston	12/9/2020	(1)(2)	—	142,172	2.98	12/9/2030
Executive Director	3/12/2019	(2)(3)	11,111	5,555	42.33	3/12/2024

(1)	The option awards were granted under the 2020 Plan.
(2)
The shares subject to each of the option awards vest in substantially equal installments on each of the first, second and third anniversaries of the grant date, generally subject to continued employment through the applicable vesting date.

(3)
The option awards were granted under the Benitec Officers’ and Employees’ Share Option Plan prior to the
Re-domiciliation.
The share amounts and exercise prices of the awards shown in this table have been adjusted to reflect the terms of the
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

III-8

Termination or Change in Control Benefits
The employment agreements with our NEOs provide for specified notice periods (or pay in lieu of notice) if the Company terminates the employment of our NEOs under certain circumstances, as described above in the “Employment Agreements with our NEOs” section. Upon the consummation of a Change in Control (as defined in the 2020 Plan), all unvested stock options granted pursuant to the 2020 Plan will immediately vest as of immediately prior to the Change in Control. Our NEOs are not eligible to receive any additional payments or benefits in connection with their termination of employment or in connection with the Company’s change in control.
DIRECTOR COMPENSATION
The following table shows the total compensation paid to the Company’s directors for the year ended June 30, 2021.

Name	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
J. Kevin Buchi	62,939	58,547	—	121,486
Peter Francis	59,173	58,547	5,231	122,951
Edward F. Smith	53,057	58,547	—	111,604

(1)	For information regarding the compensation of Dr. Banks and Ms. Boston, see “Summary Compensation Table.”
(2)
Fees paid to Mr. Buchi (until February 2021) and Francis were paid in Australian dollars and has been converted to U.S. dollars using a conversion rate of A$1.00 to $0.747 for the fiscal year ended June 30, 2021. Fees paid between February 2021 and June 2021 were paid in USD.

(3)
Amount represents the aggregate grant date fair value of stock and option awards granted by the Company in the fiscal year ended June 30, 2021, computed in accordance with FASB ASC Topic 718. For further information on how we account for stock-based compensation, see Note 10 to the Company’s consolidated financial statements for the year ended June 30, 2021 included in this Annual Report. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual amounts, if any, that will be recognized by the directors.

(4)	For information regarding other compensation of all directors, see “Narrative Disclosure to Director Compensation Table”
For each director, the aggregate number of option awards outstanding at fiscal year-end
for the year ended June 30, 2021 is set forth below:

Name	Option Awards (#)
J. Kevin Buchi	23,601
Peter Francis	23,601
Edward F. Smith	23,601
Narrative Disclosure to Director Compensation Table
Upon their appointment as executive officers and employees, Dr. Banks and Ms. Boston no longer receive annual fees with respect to their service on the Board.
From July 1, 2020 through September 15, 2020, Mr. Buchi’s annual fee was $51,432. Mr. Francis’s annual fee was $46,970, and Mr. Smith’s annual fee was $50,000.

III-9

Effective September 16, 2020, the annual fees through the end of the fiscal year ended June 30, 2021 paid to our non-employee
directors were:

•	an annual cash retainer of $40,000;

•	an additional annual cash retainer of $15,000 to the chair of the Audit Committee;

•	an additional annual cash retainer of $10,000 to the chair of the Compensation Committee;

•	an additional annual cash retainer of $7,500 to the chair of the Nominating Committee;

•	an additional annual cash retainer of $7,500 to a non-chair member of the Audit Committee;

•	an additional annual cash retainer of $5,000 to a non-chair member of the Compensation Committee; and

•	an additional annual cash retainer of $4,000 to a non-chair member of the Nominating Committee.
In addition to the cash fees paid to our
non-employee
directors, the Board granted each of Messrs. Buchi, Francis and Smith 26,301 option award on December 9, 2020. The option awards vest in three substantially equal installments on the day prior to each of the Company’s next three annual stockholder meetings occurring immediately following December 9, 2020.

III-10

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
PRINCIPAL STOCKHOLDERS
The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of September 7, 2021 by (i) each person or group of persons known by us to beneficially own more than five percent of our common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and executive officers as a group.
The following table gives effect to the shares of common stock issuable within 60 days of September 7, 2021 upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with Rule
13d-3
promulgated under Section 13 of the Securities Exchange Act and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 8,171,690 shares of common stock outstanding at the close of business on September 7, 2021. Except as otherwise noted below, each person or entity named in the following table has sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns.
Unless otherwise indicated below, the address for each beneficial owner listed is c/o 3940 Trust Way, Hayward, California 94545.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
Entities affiliated with Suvretta Capital Management, LLC(1)	769,000	9.4%
Entities affiliated with Lincoln Park Capital, LLC(2)	423,529	5.1%
Directors and Named Executive Officers:
Jerel A. Banks(3)	33,333	*
Megan Boston(4)	11,444	*
Kevin Buchi(5)	4,827	*
Peter Francis(6)	5,037	*
Edward Smith	—	*
All Executive Officers and Directors As a Group (5 persons)(7)	54,641

*	Represents beneficial ownership of less than one percent of the Company’s outstanding common stock.
(1)
Based on the information included in the Schedule 13G filed by Suvretta Capital Management, LLC (“Suvretta”) on May 7, 2021, Averill Master Fund, Ltd. (“Averill”) and Aaron Cowen. The address of the principal business office of Suvretta and Mr. Cowen is c/o Suvretta Capital Management, LLC, 540 Madison Avenue, 7
th
Floor, New York, New York 10022. The address of the principal business office of Averill is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman
KY1-1104,
Cayman Islands.

(2)
Based on information included in the Schedule 13G filed by Lincoln Park Capital, LLC and its affiliates on April 28, 2021. Represents 423,529 shares held directly by Lincoln Park Capital Fund, LLC (“LPC Fund”). Alex Noah and Joshua B. Scheinfeld have shared voting and shared investment power over the shares held by LPC Fund. The address of the principal business office of Lincoln Park Capital, LLC and its affiliates is 440 North Wells, Suite 410, Chicago, Illinois 60654.

(3)	Represents stock options to acquire 33,333 that have vested or will vest within 60 days of September 7, 2021.
(4)
Includes 333 shares held by Boston Super Invest Pty A/C Boston Family Super that Megan Boston has sole voting power over and stock options to acquire 11,111 shares of common stock that have vested or will vest within 60 days of September 7, 2021.

(5)	Includes 4,827 shares of common stock held by Mr. Buchi.

III-11

(6)	Includes 4,737 shares of common stock held by the Francis Family Superannuation Fund and 300 shares held directly by Mr. Francis.
(7)	Includes 10,197 shares of common stock and stock options to acquire 44,444 shares of common stock that have vested or will vest within 60 days of September 7, 2021.
Equity Compensation Plan Information
The following table provides information regarding the number of securities to be issued under our equity plans, the weighted-average exercise price of options issued under our equity plans and the number of securities remaining available for future issuance under our equity plans, in each case as of June 30, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	702,064	$7.16	59,680
Equity compensation plans not approved by security holders	—	—	—

Total	702,064	$7.16	59,680

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The Company has not had been a participant since July 1, 2020 in a transaction in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.
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

III-12

We have also entered into severance and change in control agreements with certain of our executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with us.
Item 14. Principal Accountant Fees and Services.
The following table sets forth the aggregate fees billed to the Company for services during the fiscal years ended June 30, 2021 and 2020 by our independent registered public accounting firm, Baker Tilly US, LLP (“Baker Tilly”):

Fee Category	2021	2020
Audit Fees(1)	$256,500	$210,140
Audit Related Fees(2)	$56,500	$16,200
Tax Fees(3)	$46,465	$7,000

Total	$359,465	$233,340

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

III-13

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
Reference is made to the Index to the Consolidated Financial Statements included in Item 8 of this report.
Financial Statement Schedules
Required information is included in the notes to the consolidated financial statements.
Exhibit Index

Exhibit Number	Exhibit

2.1	Amended and Restated Scheme Implementation Agreement (incorporated by reference to Exhibit 99.4 of the Current Report on Form 6-K of Benitec Biopharma Limited (File No. 001-37518) furnished on March 18, 2020)

3.1	Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on April 15, 2020)

3.2	Amended and Restated Bylaws of Benitec Biopharma Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on April 15, 2020)

4.1	Form of common stock certificate of Benitec Biopharma Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 15, 2020)

4.2	Form of Purchase Warrant (incorporated by reference to Exhibit 99.4 of the Current Report on Form 6-K of Benitec Biopharma Limited (File No. 001-37518) furnished on September 30, 2019)

4.3*	Description of Registrant’s Securities

10.1	Share Subscription Agreement, dated October 24, 2016, between Nant Capital, LLC and Benitec Biopharma Limited (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form F-3 of Benitec Biopharma Limited (File No. 333-218400) filed with the SEC on June 1, 2017)

10.2	Commercial Lease Agreement between Hayward Point Eden I Limited Partnership and Benitec Biopharma Limited (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form F-1 of Benitec Biopharma Limited (File No. 333-205135) filed with the SEC on June 22, 2015)

10.3†	Employment agreement between Megan Boston and Benitec Biopharma Limited dated July 11, 2018 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Benitec Biopharma Inc. (File No. 333-39267) filed with the SEC on August 14, 2020)

10.4†	Employment agreement between Dr. Jerel A. Banks and Tacere Therapeutics, Inc. dated September 11, 2018 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Benitec Biopharma Inc. (File No. 333-39267) filed with the SEC on August 14, 2020)

10.5	Research Collaboration Agreement, dated January 27, 2017, between Benitec Biopharma Limited and Nant Capital, LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form F-3 filed with the SEC on June 1, 2017)

10.6	Form of Securities Purchase Agreement, dated September 30, 2019, between Benitec Biopharma Limited and the Purchasers (incorporated by reference to Exhibit 99.2 to Form 6-K of Benitec Biopharma Limited (File No. 001-37518) filed with the SEC on September 30, 2019)

IV-1

Exhibit Number	Exhibit

10.7†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 15, 2020)

10.8†	Benitec Officers’ and Employees’ Share Option Plan (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 of Benitec Biopharma Limited (File No. 333-209398) filed on February 3, 2016))

10.9†	Form of Option Award Agreement under the Benitec Officers’ and Employees’ Share Option Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Benitec Biopharma Inc. (File No. 333-39267) filed with the SEC on August 14, 2020)

10.10†	Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 14, 2020)

10.11†	Form of Evidence of Award of Option Right Pursuant to the Benitec Biopharma Inc. 2020 Equity Incentive and Compensation Plan (Executives) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form
8-K
filed on December 15, 2020)

10.12†	Form of Evidence of Award of Option Right Pursuant to the Benitec Biopharma Inc. 2020 Equity Incentive and Compensation Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form
8-K
filed on December 15, 2020)

21.1*	List of significant subsidiaries

23.1*	Consent of Baker Tilly US, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†	Indicates a management contract or compensatory plan.
*	Filed or furnished herewith
Financial Statements and Schedules of Subsidiaries and Affiliates
None.
Item 16. Form
10-K
Summary.
Not applicable.

IV-2

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Hayward, State of California, on the 20th day of September 2021.

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

Signature	Title	Date

/s/ Dr. Jerel Banks Dr. Jerel Banks	Chief Executive Officer, Director (principal executive officer)	September 20, 2021

/s/ Megan Boston Megan Boston	Executive Director, Director (principal accounting and financial officer)	September 20, 2021

/s/ J. Kevin Buchi J. Kevin Buchi	Director	September 20, 2021

/s/ Peter Francis Peter Francis	Director	September 20, 2021

/s/ Edward Smith Edward Smith	Director	September 20, 2021

IV-3