Form 10-Q
period 2021-09-30
Benitec Biopharma Inc.
filed 2021-11-15
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
of the Exchange Act).    Yes  ☐ or    No  ☒
We had 8,171,690 shares of our common stock outstanding as of the close of business on November 15, 2021.

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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	the success of our plans to develop and potentially commercialize our product candidates;

•	the timing of the initiation and completion of preclinical studies and clinical trials;

•	the timing and sufficiency of patient enrollment and dosing in any future clinical trials;

•	the timing of the availability of data from clinical trials;

•	the timing and outcome of regulatory filings and approvals;

•	unanticipated delays;

•	sales, marketing, manufacturing and distribution requirements;

•	market competition and the acceptance of our products in the marketplace;

•	regulatory developments in the United States of America;

•	the development of novel AAV vectors;

•	the plans of licensees of our technology;

•	the clinical utility and potential attributes and benefits of ddRNAi and our product candidates, including the potential duration of treatment effects and the potential for a “one shot” cure;

•	our dependence on our relationships with collaborators and other third parties;

•
expenses, ongoing losses, future revenue, capital needs and needs for additional financing, and our ability to access additional financing given market conditions and other factors, including our capital structure;

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

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements
BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	September 30,	June 30,
	2021	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,727	$19,769
Trade and other receivables	3	25
Prepaid and other assets	642	814

Total current assets	16,372	20,608
Property and equipment, net	323	375
Deposits	25	9
Other assets	169	185
Right-of-use assets	947	202

Total assets	$17,836	$21,379

Liabilities and Stockholders’ Equity
Current liabilities:
Trade and other payables	$1,106	$880
Accrued employee benefits	301	276
Lease liabilities, current portion	194	213

Total current liabilities	1,601	1,369
Lease liabilities, less current portion	760	—

Total liabilities	2,361	1,369

Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value—10,000,000 shares authorized; 8,171,690 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	1	1
Additional paid-in capital	151,854	151,583
Accumulated deficit	(135,164)	(130,119)
Accumulated other comprehensive loss	(1,216)	(1,455)

Total stockholders’ equity	15,475	20,010

Total liabilities and stockholders’ equit y	$17,836	$21,379

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2021	2020
Revenue:
Revenues from customers	$—	$55

Total revenues	—	55
Operating expenses
Royalties and license fees	—	134
Research and development	2,780	774
General and administrative	2,042	1,837

Total operating expenses	4,822	2,745

Loss from operations	(4,822)	(2,690)
Other income (loss):
Foreign currency transaction loss	(240)	(54)
Interest expense, net	(1)	(1)
Other income, net	—	27
Unrealized gain on investment	18	—

Total other loss, net	(223)	(28)

Net loss	$(5,045)	$(2,718)

Other comprehensive income:
Unrealized foreign currency translation gain	239	178

Total other comprehensive income	239	178

Total comprehensive loss	$(4,806)	$(2,540)

Net loss	$(5,045)	$(2,718)

Net loss per share:
Basic and diluted	$(0.62)	$(2.45)

Weighted-average shares outstanding:
Basic and diluted	8,171,690	1,108,374

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

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2021	8,171,690	$1	$151,583	$(130,119)	$(1,455)	$20,010
Share-based compensation	—	—	271	—	—	271
Foreign currency translation gain	—	—	—	—	239	239
Net loss	—	—	—	(5,045)	—	(5,045)

Balance at September 30, 2021	8,171,690	$1	$151,854	$(135,164)	$(1,216)	$15,475

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,045)	$(2,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	45
Amortization of right-of-use assets	50	47
Unrealized loss on investment	(18)	—
Share-based compensation expense	271	38
Changes in operating assets and liabilities:
Trade and other receivables	—	27
Other assets	179	374
Trade and other payables	293	(119)
Accrued employee benefits	(8)	(8)
Lease liabilities	(52)	(46)

Net cash used in operating activities	(4,278)	(2,360)

Cash flows from investing activities:
Purchases of property and equipment	—	(173)

Net cash used in investing activities	—	(173)

Effects of exchange rate changes on cash and cash equivalents	236	182

Net decrease in cash and cash equivalents	(4,042)	(2,351)

Cash and cash equivalents, beginning of period	19,769	9,801

Cash and cash equivalents, end of period	$15,727	$7,450

Supplemental disclosure of cash flow information:
Re-measurement of operating lease right-of-use assets and liabilities	$794	$—

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
During the year ended June 30, 2021, the Company completed an organization res
t
ructuring as part of the commercial desire to provide a more efficient structure for the future as the Company continues to transition its operations to the US.
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
The Company’s consolidated financial statements contained in this Quarterly Report on Form
10-Q
have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of U.S. Securities and Exchange Commission “SEC”) Regulation
S-X.
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
for the year ended June 30, 2021.
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

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on single-source vendors and collaborators, availability of raw materials, patentability of the Company’s products and processes and clinical efficacy and safety of the Company’s products under development, compliance with government regulations and the need to obtain additional financing to fund operations.
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
Moreover,
the current COVID-19 pandemic, which
is impacting worldwide economic activity, poses risks that the Company or its employees, contractors, suppliers, and other partners may be prevented or inhibited from conducting business activities for an indefinite period of time which may delay the start-up and conduct
of the Company’s clinical trials, and negatively impact manufacturing and testing activities performed by third parties. Any significant delays may impact the use and sufficiency of the Company’s existing cash reserves, and the Company may be required to raise additional capital earlier than it had previously planned. The Company may be unable to raise additional capital if and when needed, which may result in delays or suspension of its development plans. The extent to which the pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.
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
Other comprehensive income for all periods presented includes only foreign currency translation gains.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

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
As of September 30, 2021, and June 30, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis.
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

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

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

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of September 30, 2021, and June 30, 2021, there were 809,159 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
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

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

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
pre-clinical
trials.
Pre-clinical
and clinical development costs are a significant component of research and development expenses. Estimates have been used in determining the expense liability under certain clinical trial contracts where services have been performed but not yet invoiced. Generally, the costs, and therefore estimates, associated with clinical trial contracts are based on the number of patients, drug administration cycles, the type of treatment and the outcome being that the length of time before actual amounts can be determined will vary depending on length of the patient cycles and the timing of the invoices by the clinical trial partners.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

Share-based Compensation Expense
The Company records share-based compensation in accordance with ASC 718,
Stock Compensation
. ASC 718 requires the fair value of all share-based compensation awarded to employees and non-employees
to be recorded as an expense over the shorter of the service period or the vesting period. The Company values employee and non-employee
share-based compensation at fair value using the Black-Scholes Option Pricing Model.
Income Taxes
The Company is subject to Australia and United States income tax laws. The Company follows ASC 740
Accounting for Income Taxes
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
3. Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2021, and 2020, the Company incurred a net loss of $5.0 million and $2.7 million and used net cash of $4.3 million and $2.4 million in operations, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.
As of September 30, 2021, the Company had $15.7 million in cash and cash equivalents. The Company has performed a review of the cash flow forecasts and believes that the current funding will be sufficient for a period of at least twelve months from the date of this Report.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

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
4. Revenue

Revenues from customers (US$’000)	Three Months ended September 30, 2021	Three Months ended September 30, 2020
Licensing revenue from services transferred overtime	$—	$55

5. Cash and Cash equivalents

(US$’000)	September 30, 2021	June 30, 2021
Cash at Bank	$15,727	$19,769

Total	$15,727	$19,769

6. Prepaid and other assets

(US$’000)	September 30, 2021	June 30, 2021
Prepaid expenses	$763	$967
Security deposit	14	15
Market value of listed shares	34	17

Total other assets	811	999
Less: non-current portion	(169)	(185)

Current portion	$642	$814

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

7. Property and equipment, net

(US$’000)	September 30, 2021	June 30, 2021
Software	$14	$14
Lab equipment	1,328	1,329
Computer hardware	26	26
Leasehold improvements	24	24

Total property and equipment, gross	1,392	1,393
Accumulated depreciation and amortization	(1,069)	(1,018)

Total property and equipment, net	$323	$375

Depreciation expense was $0.1 million for the three months ended September 30, 2021, and $45 thousand, respectively, for the same
period in 2020.
8. Trade and other payables

(US$’000)	September 30, 2021	June 30, 2021
Trade payable	$323	$274
Accrued license fees	135	140
Accrued professional fees	99	13
Accrued OPMD project costs	351	279
Accrued bonuses	112	—
Other payables	86	174

Total	$1,106	$880

9. Leases
The Company has entered into an operating lease for office space under an agreement that expires in 2022. The lease requires the Company to pay utilities, insurance, taxes and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants. During August 2021, the Company extended the lease thr
o
ugh June 2025.
The tables below show the changes during the three months ended September 30, 2021:

(US$’000)	Operating lease right-of- use assets
Balance at July 1, 2021	$202
Re-measurement during the period	794
Amortization of right of use asset	(49)

Operating lease right-of-use asset at September 30, 2021	$947

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

(US$’000)	Operating lease liabilities
Balance at July 1, 2021	$213
Re-measurement during the period	794
Principal payments on operating lease liabilities	(51)

Operating lease liabilities at September 30, 2021	954
Less: non-current portion	(760)

Current portion at September 30, 2021	$194

As of September 30, 2021, the Company’s operating lease has a remaining lease term of 3.71 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	September 30, 2021
2022	235
2023	287
2024	297
2025	228

Total operating lease payment s	1,047
Less imputed interest	(93)

Present value of operating lease liabilities	$954

The Company recorded lease liabilities and
right-of-use
lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. Rent expense was $0.1 million for the three months ended September 30, 2021 and 2020, respectively, of which $7 thousand was recorded in the general and administrative expense and $45 thousand was record in research and development expenses.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

10. Stockholders’ equity
Common Stock
On October 6, 2020, the Company announced the closing of an underwritten public offering of 2,666,644 shares of its common stock at a price to the public of $3.10 per share. The Company also announced that the underwriter fully exercised its over-allotment option to purchase 483,870 additional shares of its common stock at the offering price of $3.10 per share. The gross and net proceeds were $11.5 million and $9.9 million, respectively.
On April 30, 2021, the Company announced the closing of an underwritten public offering of 3,036,366 shares of its common stock at a price to the public of $4.25 per share. The Company also announced that the underwriter exercised the over-allotment option to purchase 317,274 additional shares of its common stock at the offering price of $4.25 per share. The gross and net proceeds were $14.3 million and $12.7 million, respectively.
Warrants
On October 6, 2020, the Company announced the closing of an underwritten public offering of 559,162 shares of common stock underlying pre-funded
warrants initially purchased for $3.09 per share and immediately exercisable at $0.01 per share
(“Pre-Funded
Warrants”). All 559,162
Pre-Funded
Warrants issued had been exercised as of June 30, 2021.
The activity related to warrants during for the three months ended September 30, 2021, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2021	107,095	$10.50

Outstanding and exercisable at September 30, 2021	107,095	$10.50

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

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
Equity Awards
The activity related to equity awards, which are comprised of stock options during the three months ended September 30, 2021, is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2021	702,064	$7.16	8.07 years	$—
Outstanding at September 30, 2021	702,064	7.16	7.82 years	$—
Exercisable at September 30, 2021	54,158	$47.90	1.84 years	$—

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

Share-Based Compensation Expense
The classification of share-based compensation expense is summarized as follows:

	Three Months Ended September 30,
(US$’000)	2021	2020
Research and development	$81	$9
General and administrative	190	29

Total share-based compensation expense	$271	$38

As of September 30, 2021, there was $1 million of unrecognized share-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan.
11. Income taxes
For the three months ended September 30, 2021, and 2020, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.
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
13. Related party transactions
During the three months ended September 30, 2021, the Company had entered into a related party transaction with Francis Abourizk Lightowlers for legal fees totaling $1 thousand. Peter Francis, a non-executive
director of the Company is a partner at Francis Abourizk Lightowlers. As of September 30, 2021 and June 30, 2021 there were amounts due to this related party of $1 thousand and $2 thousand, respectively, included in trade and other payables on the accompanying consolidated balance sheet.
14. Subsequent events
The Company has evaluated subsequent events through the filing of this Quarterly Report on
Form 10-Q,
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
As we continue to actively advance our preclinical programs, including our ongoing Toxicology and Biodistribution study for BB-301, we
are in close contact with our principal investigators and preclinical trial sites, which are primarily located in France, and are assessing the impact of COVID-19 on
our studies and the expected development timelines and costs, on an ongoing basis. In light of developments relating to the COVID-19 global
pandemic since the beginning of the outbreak, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s industry guidance for conducting clinical trials, we have experienced delays to the original timeline regarding the initiation and anticipated completion of the ongoing BB-301
Clinical Trial Application (CTA)-enabling and Investigational New Drug Application (IND)-enabling development work. The initiation of the BB-301 Pilot
Dosing Study in Beagle dogs, which represents a key component of the
CTA-enabling
and IND-enabling work,
was delayed by several months, however, the study has been completed without incident. The acquisition of chemical reagents, biological reagents and laboratory supplies which are essential for the conduct of basic laboratory research, nonclinical studies and GMP manufacturing of
BB-301,
has also become challenging due to the disruption of global supply chains inherent to the production of these materials. We will continue to evaluate the impact of the COVID-19 pandemic
on our business and expect to reevaluate the timing of our anticipated preclinical and clinical milestones as we learn more and the impact of COVID-19 on
our industry becomes clearer.
We have also implemented a rotation system whereby staff work from home and attend the laboratory on designated days which may result in a reduction of laboratory work and a halt of non-essential business
travel. As we transition our employees back to our premises, there is a risk that COVID-19 infections
occur at our offices or laboratory facilities and significantly affect our operations. Additionally, if any of our critical vendors are impacted, our business could be affected if we become unable to timely procure essential equipment, supplies or services in adequate quantities and at acceptable prices.

Nonclinical Programs
Our Pipeline
The following table sets forth our current product candidates and their development status:
Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy and Chronic Hepatitis B Virus Infection

BB-301
BB-301
is under development for the treatment of Oculopharyngeal Muscular Dystrophy and is currently undergoing evaluation in
CTA-enabling
and
IND-enabling
studies.
BB-301
is the lead pipeline program for Benitec, and the key attributes of
BB-301
are outlined in in Figure 3.
Figure 3. Overview of the
BB-301
Program

BB-301
is a
first-in-class
genetic medicine employing the “silence and replace” approach for the treatment of OPMD. OPMD is an insidious, autosomal-dominant, late-onset, degenerative muscle disorder that typically presents in patients at
40-to-50
years of age. The disease is characterized by progressive swallowing difficulties (dysphagia) and eyelid drooping (ptosis). OPMD is caused by a specific mutation in the poly(A)-binding protein nuclear 1 gene (PABPN1). OPMD is a rare disease, however, patients have been diagnosed with OPMD in at least 33 countries. Patient populations suffering from OPMD are well-identified, and significant geographical clustering has been noted for patients with this disorder, which could simplify clinical development and global commercialization efforts.
PABPN1 is a ubiquitous factor that promotes the interaction between the poly(A) polymerase and CPSF (cleavage and polyadenylation specificity factor) and, thus, controls the length of mRNA poly(A) tails, mRNA export from the nucleus, and alternative poly(A) site usage. The characteristic genetic mutation underlying OPMD results in trinucleotide repeat expansion(s) within exon 1 of PABPN1 and results in an expanded poly-alanine tract at the
N-terminal
end of PABPN1. The mutation generates a protein with an
N-terminal
expanded poly-alanine tract of up to 18 contiguous alanine residues, and the mutant protein is prone to the formation of aggregates called intranuclear inclusions (INIs). The INIs that sequester wildtype PABPN1 could also contribute to loss of the function phenotype associated with OPMD.
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
Benitec has previously outlined the core
CTA-enabling
and
IND-enabling
studies required by global regulatory agencies to support the initiation of
BB-301
clinical trials in OPMD patients, and these studies include a
BB-301
Pilot Dosing Study (the “Pilot Dosing Study”) in large animals and a classical
12-week
GLP Toxicology and Biodistribution Study.
BB-301
is directly injected into the pharyngeal muscles known to underlie the morbidity and mortality characterizing the natural history of OPMD.
The
BB-301
Pilot Dosing Study is the first of two planned
CTA-enabling
and
IND-enabling
studies that were designed to be conducted in large animals. These studies continue to be carried out under the guidance of the scientific team at Benitec, with key elements of the study design and execution conducted in close collaboration with a team of leading experts in both medicine and surgery that have been deeply engaged in the treatment of OPMD patients for several decades. The
BB-301
Pilot Dosing Study, along with the subsequent GLP Toxicology and Biodistribution Study, will be conducted in canine subjects and will support the validation and optimization of the newly designed method of
BB-301
administration, confirm the efficiency of vector transduction and transgene expression in the key tissue compartments underlying the natural history of OPMD, confirm the optimal drug doses in advance of initiation of human clinical studies, and facilitate observation of key toxicological data-points.
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
The Pilot Dosing Study evaluated the safety and biological activity of two concentrations of
BB-301
(1.0+E13 vg/mL and 3.0+E13 vg/mL) across three distinct doses (1.0+E13 vg/mL and 3.0+E13 vg/mL with a low injection volume, and 3.0+E13 vg/mL with a high injection volume) following direct intramuscular injection into the Hypopharyngeus (HP) muscles and the Thyropharyngeus (TP) muscles of Beagle dogs via the use of a proprietary delivery device employed in an open surgical procedure. The HP muscle in Beagle dogs corresponds to the Middle Pharyngeal Constrictor muscle in human subjects, and the TP muscle in Beagle dogs corresponds to the Inferior Pharyngeal Constrictor muscle in human subjects.
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
Further data analyses are ongoing for the canine subjects treated in the
BB-301
Pilot Dosing Study, and the interim data-points highlighted here are derived from completed analyses of pharyngeal muscle tissues isolated from 16 Beagle dog subjects (of the
24-subject
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

•
While the Beagle dog subjects treated in the current BB-301 Pilot Dosing Study do not express mutant PABPN1, the level of BB-301-driven gene silencing for the PABPN1 target can be indirectly assessed due to the equivalent inhibitory effects of siRNA13 and siRNA17 on both wtPABPN1 and mutant PABPN1.

•	Thus, the wtPABPN1 silencing activity observed in the current BB-301 Pilot Dosing Study serves as a surrogate for the activity that would be anticipated in the presence of mutant PABPN1.

•
BB-301
has been evaluated in prior
non-clinical
studies in animals that express mutant PABPN1 and, as a consequence, manifest the key signs and symptoms of OPMD; in these animal models of OPMD, the achievement of PABPN1 silencing levels of 31% inhibition or higher led to complete resolution of OPMD disease symptoms and correction of the histological hallmarks of OPMD.

Figure 8. PABPN1 Silencing (i.e. “target knock-down”) within Pharyngeal Muscle Tissues

Finally, it is critical to highlight the key methodological distinctions between the current
BB-301
Pilot Dosing Study conducted by Benitec as compared to the prior
BB-301
Beagle dog dosing study carried out independently by the previous
BB-301
licensee. The
BB-301
dosing study conducted by the prior
BB-301
licensee employed
non-ideal
routes and methods of
BB-301
administration to the target pharyngeal muscle tissues and employed similarly limited analytical methods at the completion of the dosing phase of the study. The Benitec team worked to optimize the route and method of administration of
BB-301
and to refine the core analytical methods employed following the completion of dosing.
The newly developed proprietary methods of
BB-301
delivery, as well as the analytical methods developed to assay the key target tissues of the Beagle dog subjects, led to the observation of broad-based transduction of the pharyngeal muscle target tissues (
Figure 9
,
individual sections of the TP muscle following
BB-301
dosing
) and demonstrated a
228-fold
improvement (+22,647%) in
BB-301
transduction of the HP muscle and a
113-fold
improvement (+11,163%) in
BB-301
transduction of the TP muscle relative to the levels of
BB-301
transduction observed by the previous
BB-301
licensee (
Figure 10
).
Figure 9.
BB-301
Transduction Levels Achieved for Individual Sections of the TP Muscle Following
BB-301
dosing

Figure 10. Impact of Benitec-Initiated Methodological Improvements to the
BB-301
Large Animal Study Design on the Relative Pharyngeal Muscle Tissue Transduction Levels Achieved

Following the disclosure of the positive
BB-301
Pilot Dosing Study data, Benitec completed a Scientific Advice meeting with The National Agency for the Safety of Medicines and Health Products in France (L’Agence nationale de sécurité du médicament et des produits de santé or “ANSM”) in the first half of 2021.
The Scientific Advice meeting was conducted to review and confirm the adequacy of:

•	The non-clinical data derived from the evaluation of BB-301 in both the murine proof-of concept studies and the Pilot Dosing study in Beagle dogs

•	The experimental, analytical, and statistical methods comprising the 12-week BB-301 GLP Toxicology and Biodistribution study in Beagle dogs

•	The large-scale manufacturing plan for clinical grade BB-301 drug product for use in the Phase 1b/2a clinical study in OPMD patients

•	The design of the Phase 1b/2a clinical study slated for initiation in 2022
The
BB-301
Pilot Dosing Study was viewed as an appropriate dose range finding study. The preliminary data derived from the Pilot Dosing Study regarding
BB-301
pharyngeal muscle tissue transduction,
BB-301
transgene expression, and the resulting knock-down of wild type PABPN1 supported the adequacy of the data derived from this study to inform the choice of
BB-301
doses for use in the GLP Toxicology and Biodistribution Study. The design of the GLP Toxicology and Biodistribution study was viewed as appropriate to support first-in-human
testing of
BB-301.
Pending the final results of the ongoing GLP Toxicology and Biodistribution study, the
BB-301
Pilot Dosing Study data and the murine
proof-of-concept
study data are sufficient to inform the choice of the
BB-301
drug doses employed in the upcoming Phase 1b/2a study. As
BB-301
drug product has been reproducibly manufactured at large-scale in the past, the manufacturing plan for clinical grade
BB-301
drug product can be conducted under GMP conditions with a production process analogous to that that employed in prior large-scale production runs. Finally, the design of the Phase 1b/2a clinical trial can support the evaluation of
BB-301
safety and clinical efficacy in key populations of OPMD patients.
Regarding our regulatory interactions with the FDA, Benitec has been granted a Type C meeting in the fourth quarter of 2021.
Regarding our regulatory interactions with Health Canada, Benitec has been granted a pre-CTA
meeting in the fourth quarter of 2021.
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
Other comprehensive income for all periods presented includes only foreign currency translation gains.
October 2020 Capital Raise
On October 6, 2020, the Company announced the closing of an underwritten public offering of common stock and common stock equivalents. The Company received gross proceeds of approximately $11.5 million and net proceeds of approximately $9.9 million from the offering.
April 2021 Capital Raise
On April 30, 2021, the Company announced the closing of an underwritten public offering of common stock and common stock equivalents. The Company received gross proceeds of approximately $14.3 million and net proceeds of approximately $12.7 million from the offering.
Results of Operations
Revenues
The Company has not generated any revenues from the sales of products. Revenues from licensing fees and interest income are included in the revenue from customers line item on our statements of operations and comprehensive loss. Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies. The following table sets forth a summary of our revenues for each of the periods set forth below:

	Three Months Ended September 30,
	2021	2020

	(US$’000)
Revenues:
Revenues from customers	$—	$55

Total revenues	$—	$55

Revenues from customers
During the three months ended September 30, 2021 and 2020, respectively, the Company recognized $0 and $0.1 million in customer revenues. The decrease in revenues from customers is due to the decrease in licensing and royalty revenues in the current period.

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
Operating Expenses
The following tables set forth a summary of our expenses for each of the periods set forth below:

	Three Months Ended September 30,
	2021	2020

	(US$’000)
Operating Expenses:
Royalties and license fees	$—	$134
Research and development	2,780	774
General and administrative	2,042	1,837

Total operating expenses	$4,822	$2,745

During the three months ended September 30, 2021 and 2020, respectively, we incurred $0 and $0.1 million in royalties and license fees.
During the three months ended September 30, 2021 and 2020, respectively, we incurred $2.8 million and $0.8 million in research and development expenses. The increase in research and development expenses is primarily related to the commencement of the
BB-301
Regulatory Toxicology Study in Beagles at Charles River Laboratories in Evreux, France. As planned, the Company began incurring more costs related to the execution of two large nonclinical studies in Beagles, along with the commercial-scale
GMP-grade
manufacturing of
BB-301,
all of which is required to facilitate the CTA filing and the IND filing for
BB-301
in 2022.
General and administrative expense was $2.0 million and $1.8 million for the three months ended September 30, 2021 and 2020. The increase for the three month period was due to the small increases in insurance, consultants, legal and accounting fees.
Other Income (Expense)
The following tables set forth a summary of our other income (loss) for each of the periods set forth below:

	Three Months Ended September 30,
	2021	2020
Other Income (Loss):
(US$’000)
Foreign currency transaction loss	$(240)	$(54)
Interest expense, net	(1)	(1)
Other income, net	—	27
Unrealized gain on investment	18	—

Total other loss, net	$(223)	$(28)

The other loss, net during the three months ended September 30, 2021 and 2020, respectively, totaled $0.2 million and $28 thousand, which consists of foreign currency transaction loss, interest expense, other income, and unrealized gain on investment. Foreign currency transaction gain has increased due to a change in foreign exchange rates. Other income, net decreased due to no longer receiving
COVID-19 stimulus
incentives from the Australian government in 2021. Unrealized gain on investment had a minor increase for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.
Liquidity and Capital Resources
The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $135.2 million as of September 30, 2021. We expect that our research and development expenses may increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States as a result of the Re-domiciliation.
We had no borrowings as at September 30, 2021 and do not currently have a credit facility.
As of September 30, 2021, we had cash and cash equivalents of approximately $15.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Three Months Ended September 30,
	2021	2020

	(US$’000)
Net cash provided by (used in):
Operating activities	$(4,278)	$(2,360)
Investing activities	—	(173)
Effects of exchange rate changes on cash and cash equivalents	236	182

Net decrease in cash	$(4,042)	$(2,351)

Operating activities
Net cash used in operating activities for the three months ended September 30, 2021 and 2020 was $4.3 million and $2.4 million, respectively. Net cash used in operating activities was primarily the result of our net loss and change in working capital and a decrease in payables.
Investing activities
Net cash used in investing activities for the three months ended September 30, 2021 and 2020 was $0 and $0.2 million, respectively. The change was primarily related to a decrease in purchases of equipment in 2021 as there were none compared to purchases of $0.2 million in the same period of 2020.
The future of the Company as an operating business will depend on its ability to manage operating costs and budgeted amounts and obtain adequate financing. While we continue to progress discussions and advance opportunities to engage with pharmaceutical companies and continue to seek licensing partners for ddRNAi in disease areas that are not our focus, there can be no assurance as to whether we will enter into such arrangements or what the terms of any such arrangement could be.
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
Contractual Obligations and Commercial Commitments
On October 1, 2016, the Company entered into an operating lease for office space in Hayward, California that originally expired in April 2018. The Company has entered into lease amendments that extend the lease commitment through June 2025.
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
arrangements as of September 30, 2021.
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
Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section above entitled “Risk Factors.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America and provide a meaningful presentation of the Company’s financial condition and results of operations.
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
There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are currently not a party to any material legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form
10-K
for the fiscal year ended June 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits.

Number	Description of Document

31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Benitec Biopharma Inc.

Dated: November 15, 2021	/s/ Megan Boston
Megan Boston
Executive Director (principal financial and accounting officer)

/s/ Jerel Banks
Jerel Banks
Executive Chairman and Chief Executive Officer (principal executive officer)