Form 10-Q
period 2021-12-31
Benitec Biopharma Inc.
filed 2022-02-14
CIK 1808898

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
of the Exchange Act). Yes ☐ or No ☒
We had 8,171,690 shares of our common stock outstanding as of the close of business on February 10, 2022.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements
BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	December 31,	June 30,
	2021	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,329	$19,769
Trade and other receivables	5	25
Prepaid and other assets	338	814

Total current assets	12,672	20,608
Property and equipment, net	268	375
Deposits	25	9
Other assets	161	185
Right-of-use assets	888	202

Total assets	$14,014	$21,379

Liabilities and Stockholders’ Equity
Current liabilities:
Trade and other payables	$1,946	$880
Accrued employee benefits	321	276
Lease liabilities, current portion	213	213

Total current liabilities	2,480	1,369
Lease liabilities, less current portion	698	—

Total liabilities	3,178	1,369

Commitments and contingencies (Note 1 0 )
Stockholders’ equity:
Common stock, $0.0001 par value-40,000,000 shares authorized; 8,171,690 shares issued and outstanding at December 31, 2021 and June 30, 2021	1	1
Additional paid-in capital	152,093	151,583
Accumulated deficit	(139,985)	(130,119)
Accumulated other comprehensive loss	(1,273)	(1,455)

Total stockholders’ equity	10,836	20,010

Total liabilities and stockholders’ equity	$14,014	$21,379

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Revenue:
Licensing revenues from customers	$25	$1	$25	$56

Total revenues	25	1	25	56
Operating expenses
Royalties and license fees	—	(19)	—	114
Research and development	3,146	1,168	5,926	1,942
General and administrative	1,714	2,111	3,756	3,948

Total operating expenses	4,860	3,260	9,682	6,004

Loss from operations	(4,835)	(3,259)	(9,657)	(5,948)
Other income (loss):
Foreign currency transaction gain (loss)	48	—	(193)	(54)
Interest expense, net	(11)	(2)	(12)	(3)
Other income, net	—	10	—	36
Unrealized loss on investment	(23)	(1)	(5)	(1)

Total other income (loss), net	14	7	(210)	(22)

Net loss	$(4,821)	$(3,252)	$(9,867)	$(5,970)

Other comprehensive income:
Unrealized foreign currency translation (loss) gain	(57)	208	182	386

Total other comprehensive (loss) income	(57)	208	182	386

Total comprehensive loss	$(4,878)	$(3,044)	$(9,685)	$(5,584)

Net loss	$(4,821)	$(3,252)	$(9,867)	$(5,970)

Net loss per share:
Basic and diluted	$(0.59)	$(0.76)	$(1.21)	$(2.21)

Weighted average number of shares outstanding: basic and diluted	8,171,690	4,300,073	8,171,690	2,704,223

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	1,108,374	$1	$128,826	$(116,636)	$(1,953)	$10,238
Share-based compensation	—	—	38	—	—	38
Forfeiture of share-based payments	—	—	(14)	14	—	—
Foreign currency translation gain	—	—	—	—	178	178
Net loss	—	—	—	(2,718)		(2,718)

Balance at September 30, 2020	1,108,374	1	128,850	(119,340)	(1,775)	7,736
Issuance of common stock and pre-funded warrants sold for cash, net of issuance costs of $1,643	3,150,514	3	9,848	—	—	9,851
Exercise of pre-funded warrants	281,581	—	—	—	—	—
Share-based compensation	—	—	82	—	—	82
Forfeiture of share-based payments	—	—	(385)	385	—	—
Foreign currency translation gain	—	—	—	—	208	208
Net loss	—	—	—	(3,252)	—	(3,252)

Balance at December 31, 2020	4,540,469	$4	$138,395	$(122,207)	$(1,567)	$14,625

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	8,171,690	$1	$151,583	$(130,119)	$(1,455)	$20,010
Share-based compensation	—	—	271	—	—	271
Foreign currency translation gain	—	—	—	—	239	239
Net loss	—	—	—	(5,045)	—	(5,045)

Balance at September 30, 2021	8,171,690	1	151,854	(135,164)	(1,216)	15,475
Share-based compensation	—	—	239	—	—	239
Foreign currency translation loss	—	—	—	—	(57)	(57)
Net loss	—	—	—	(4,821)	—	(4,821)

Balance at December 31, 2021	8,171,690	$1	$152,093	$(139,985)	$(1,273)	$10,836

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,867)	$(5,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	107	112
Amortization of right-of-use assets	108	95
Unrealized loss on investment	5	1
Share-based compensation expense	510	120
Changes in operating assets and liabilities:
Trade and other receivables	—	28
Other assets	470	424
Trade and other payables	1,146	(427)
Accrued employee benefits	(5)	25
Lease liabilities	(96)	(94)

Net cash used in operating activities	(7,622)	(5,686)

Cash flows from investing activities:
Purchases of property and equipment	—	(347)

Net cash used in investing activities	—	(347)
Cash flows from financing activities:
Proceeds from issues of shares and pre-funded warrants	—	11,494
Shares and pre-funded warrant issuance costs	—	(1,643)

Net cash provided by financing activities	—	9,851

Effects of exchange rate changes on cash and cash equivalents	182	391

Net increase (decrease) in cash and cash equivalents	(7,440)	4,209
Cash and cash equivalents, beginning of period	19,769	9,801

Cash and cash equivalents, end of period	$12,329	$14,010

Supplemental disclosure of cash flow information:
Re-measurement of operating lease right-of-use assets and liabilities	$794	$—

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
During the year ended June 30, 2021, the Company completed an organization restructuring as part of the commercial desire to provide a more efficient structure for the future as the Company transitioned its operations to the US.
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
for the year ended June 30, 2021.
Reference is frequently made herein to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”). This is the source of authoritative GAAP recognized by the FASB to be applied to non-governmental
entities.
Principles of Consolidation
The consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.
Use of Estimates
The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s consolidated financial statements include the estimates of useful lives of property and equipment, valuation of the operating lease liability and related right-of-use
asset, allowance for uncollectable receivables, valuation of equity-based instruments issued for other than cash, the valuation allowance on deferred tax assets. foreign currency translation due to certain average exchange rates applied in lieu of spot rates on transaction dates, and accrued research and development expenses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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
There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid technological change and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.
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

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value Measurements
The Company measures its financial assets and liabilities in accordance with GAAP using ASC 820,
Fair Value Measurements.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the consolidated balance sheets. There were no cash equivalents as of December 31, 2021 and June 30, 2021.
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

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of December 31, 2021, and June 30, 2021, there were 845,159 and 809,159 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
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
The Company applies judgement in determining whether contracts entered into fall within the scope of ASC 606—
Revenue from Contracts with Customers
(“ASC 606”). In doing so, management considers the commercial substance of the transaction and how risks and benefits of the contract accrue to the various parties to the contract.
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
Licensing revenues
Revenue from licensees of the Company’s intellectual property reflects the transfer of a right to use the intellectual property as it exists at the point in time in which the license is transferred to the customer. Consideration can be variable and is estimated using the most likely amount method and is constrained to the extent that it is probable that a significant reversal will not occur. Revenue is recognized as or when the performance obligations are satisfied.

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
Research and Development Expense
Research and development costs are expensed when incurred. These costs have been recognized as an expense when incurred. Research and development expenses relate primarily to the cost of conducting clinical and pre-clinical
trials.
Pre-clinical
and clinical development costs are a significant component of research and development expenses. Estimates have been used in determining the expense liability under certain clinical trial contracts where services have been performed but not yet invoiced. Gen
e
rally, the costs, and therefore estimates, associated with clinical trial contracts are based on the number of patients, drug administration cycles, the type of treatment and the outcome since the length of time before actual amounts can be determined will vary depending on length of the patient cycles and the timing of the invoices by the clinical trial partners.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

Share-based Compensation Expense
The Company records share-based compensation in accordance with ASC 718,
Stock Compensation
. ASC 718 requires the fair value of all share-based compensation awarded to employees and non-employees
to be recorded as an expense over the shorter of the service period or the vesting period. The Company determines employee and non-employee
share-based compensation based on the grant-date fair value using the Black-Scholes Option Pricing Model.
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
Financial Instruments—Credit Losses
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
3. Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2021, and 2020, the Company incurred a net loss of $9.9 million and $6.0 million and used net cash of $7.6 million and $5.7 million in operations, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.
As of December 31, 2021, the Company had $12.3 million in cash and cash equivalents. The Company has performed a review of the cash flow forecasts and believes that the current funding will be sufficient for a period of at least twelve months from the date of this Report.

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
4. Prepaid and other assets

(US$’000)	December 31, 2021	June 30, 2021
Prepaid expenses	$472	$967
Security deposit	15	15
Market value of listed shares	12	17

Total other assets	499	999
Less: non-current portion	(161)	(185)

Current portion	$338	$814

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

5. Property and equipment, net

(US$’000)	December 31, 2021	June 30, 2021
Software	$14	$14
Lab equipment	1,328	1,329
Computer hardware	26	26
Leasehold improvements	24	24

Total property and equipment, gross	1,392	1,393
Accumulated depreciation and amortization	(1,124)	(1,018)

Total property and equipment, net	$268	$375

Depreciation expense was $55 thousand and $107 thousand for the three and six months ended December 31, 2021, and $67 thousand and $112 thousand, respectively, for the same periods in 2020.
6. Trade and other payables

(US$’000)	December 31, 2021	June 30, 2021
Trade payable	$682	$274
Accrued license fees	136	140
Accrued professional fees	55	13
Accrued research and development	738	279
Accrued bonuses	112	—
Other payables	223	174

Total	$1,946	$880

7. Leases
The Company has entered into an operating lease for office space under an agreement that expires in 2022. The lease requires the Company to pay utilities, insurance, taxes and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants. During August 2021, the Company extended the lease through June 2025.
The tables below show the changes during the three months ended December 31, 2021:

(US$’000)	Operating lease right-of- use assets
Balance at July 1, 2021	$202
Re-measurement during the period	794
Amortization of right of use asset	(108)

Operating lease right-of-use asset at December 31, 2021	$888

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

(US$’000)	Operating lease liabilities
Balance at July 1, 2021	$213
Re-measurement during the period	794
Principal payments on operating lease liabilities	(96)

Operating lease liabilities at December 31, 2021	911
Less: non-current portion	(698)

Current portion at December 31, 2021	$213

As of December 31, 2021, th
e
 Company’s operating lease has a remaining lease term of 3.45 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	December 31, 2021
2022	251
2023	290
2024	300
2025	152

Total operating lease payments	993
Less imputed interest	(82)

Present value of operating lease liabilities	$911

The Company recorded lease liabilities and
right-of-use
lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. Rent expense was $0.1 million for the three and six months ended December 31, 2021 and 2020, respectively, and $0.1 million, respectively, for the same periods in 2020.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

8. Stockholders’ equity
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
On December 8, 2021, the stockholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock of the Company from 10,000,000 to 40,000,000.
The Charter Amendment was filed with the Secretary of State of the State of Delaware and became effective on December 17, 2021.
Warrants
On December 6, 2019, the Investors were issued 4 Purchase Warrants that were exercisable into 214,190 fully paid shares of common stock should the Purchase Warrants be exercised in full (“Purchase Warrants”). The exercise price for the Purchase Warrants is US$10.50 per share issued on exercise of a Purchase Warrant. The Purchase Warrants are exercisable, in whole or in part, any time from the date of issue until the fifth anniversary of the date of issue (December 6, 2024). On April 22, 2020, the Company issued 37,417 shares of common stock in connection with a cashless exercise of Purchase Warrants exercisable for 107,095 shares of common stock. The Company did not have an effective registration statement registering the resale of the Warrant Shares by the Holder at the time the Holder wanted to exercise the warrant, therefore, the Holder carried out a cashless exercise. The formula for conducting a cashless exercise was outlined in the Warrant agreement. Based on this formula, the Holder would have been entitled to receive

107,095

shares of common stock if they had exercised the Purchase Warrants for cash. Because of the cashless exercise, the holder received 37,417 shares. As of December 31, 2021, there were 107,095 of the warrants still outstanding.
On October 6, 2020, the Company announced the closing of an underwritten public offering of 559,162 shares of common stock underlying pre-funded
warrants initially purchased for $3.09 per share and immediately exercisable at $0.01 per share
(“Pre-Funded
Warrants”). All 559,162
Pre-Funded
Warrants issued had been exercised as of June 30, 2021.
The activity related to warrants during for the six months ended December 31, 2021, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2021	107,095	$10.50

Outstanding and exercisable at December 31, 2021	107,095	$10.50

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

Equity Incentive Plan
Employee Share Option Plan
In connection with its
re-domiciliation
to the United States, the Company assumed BBL’s obligations with respect to the settlement of options that were issued by BBL prior to the re-domiciliation
pursuant to the Benitec Officers’ and Employees’ Share Option Plan (the “Share Option Plan”). This includes the Company’s assumption of the Share Option Plan and all award agreements pursuant to which each of the options were granted. Each option when exercised entitles the option holder to one share in the Company. Options are exercisable on or before an expiry date, do not carry any voting or dividend rights and are not transferable except on death of the option holder or in certain other limited circumstances. Employee options vest one third on each anniversary of the applicable grant date for three years. If an employee dies, retires or otherwise leaves the Company and certain exercise conditions have been satisfied, generally, the employee has 12 months to exercise their options or the options are cancelled. Since the re-domiciliation,
no new options have been or will be issued under the Share Option Plan.
Equity and Incentive Compensation Plan
On December 9, 2020, the Company’s stockholders approved the Company’s 2020 Equity and Incentive Compensation Plan and, on December 8, 2021, the Company’s stockholders approved an amendment to increase the maximum number of shares that may be issued under such plan to 1,850,000 (as amended, the “2020 Plan”). The 2020 Plan provides for the grant of various equity awards. Currently, only stock options are issued under the 2020 Plan. Each option when exercised entitles the option holder to one share of the Company’s common stock. Options are exercisable on or before an expiry date, do not carry any voting or dividend rights, and are not transferable except on death of the option holder or in certain other limited circumstances. Employee stock options vest in increments of one-third
on each anniversary of the applicable grant date for three years.
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
Equity Awards
The activity related to equity awards, which are comprised of stock options during the six months ended December 31, 2021, is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2021	702,064	$7.16	8.07 years	$—

Outstanding at September 30, 2021	702,064	7.16	7.82 years	$—
Granted	36,000	2.99	9.93 years	$—

Outstanding at December 31, 2021	738,064	6.95	7.68 years	$—
Exercisable at December 31, 2021	229,333	$13.59	7.20 years	$—

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)

Share-Based Compensation Expense
The classification of share-based compensation expense is summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(US$’000)	2021	2020	2021	2020
Research and development	$80	$6	$161	$15
General and administrative	159	76	349	105

Total share-based compensation expense	$239	$82	$510	$120

As of December 31, 2021, there was $0.8 million of unrecognized share-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan.
9. Income taxes
For the three and six months ended December 31, 2021, and 2020, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.
10. Commitments and contingencies
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
11. Related party transactions
During the six months ended December 31, 2021, the Company had entered into a related party transaction with Francis Abourizk Lightowlers for legal fees totaling $1 thousand. Peter Francis, a non-executive
director of the Company is a partner at Francis Abourizk Lightowlers. As of December 31, 2021 and June 30, 2021 there were amounts due to this related party of $0 and $2 thousand, respectively, included in trade and other payables on the accompanying consolidated balance sheet.
12. Subsequent events
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
RNA interference, or ddRNAi, combines RNA interference, or RNAi, with gene therapy to create medicines that facilitate sustained silencing of disease- causing genes following a single administration. The Company is developing a ddRNAi-based therapeutic
(BB-301)
for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), a chronic, life-threatening clinical indication.
BB-301
is a ddRNAi-based genetic medicine currently under development by Benitec.
BB-301
is an AAV-based gene therapy designed to both silence the expression of mutant disease-causing genes (to slow, or halt, the biological mechanisms underlying disease progression in OPMD) and simultaneously replace the mutant genes with wild type genes (to drive restoration of function in diseased cells). This fundamental therapeutic approach to disease management is called “silence and replace”. The silence and replace mechanism offers the potential to restore the normative physiology of diseased tissues and to improve treatment outcomes for patients suffering from the chronic and, potentially, fatal effects of OPMD.
BB-301
has been granted Orphan Drug Designation in the United States and the European Union.
The targeted gene silencing effects of RNAi, in conjunction with the durable transgene expression achievable via the use of modified viral vectors, imbues the silence and replace approach with the potential to produce long-term silencing of disease-causing genes along with simultaneous replacement of wild type gene function following a single administration of the proprietary genetic medicine. We believe that this novel mechanistic profile of the current and future investigational agents developed by Benitec could facilitate the achievement of robust and durable clinical activity while greatly reducing the frequency of drug administration traditionally expected for medicines employed for the management of chronic diseases. Additionally, the achievement of long-term gene silencing and gene replacement may significantly reduce the risk of patient non-compliance
during the course of medical management of potentially fatal clinical disorders.

COVID-19
COVID-19
has been declared a pandemic by the World Health Organization and has spread to nearly every country, including Australia and the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in, and will likely continue to result in, significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and its variants, and the actions to contain the coronavirus or treat its impact, including the effectiveness and adoption of vaccines for the virus, among others.
Certain of our research and development efforts are conducted globally, including the ongoing development of our silence and replace therapeutic for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), and will be dependent upon our ability to initiate preclinical and clinical studies despite the ongoing
COVID-19
pandemic.
As we continue to actively advance our development programs, including our ongoing Toxicology and Biodistribution study for BB-301, we are in close contact with our principal investigators and preclinical trial sites, which are primarily located in France, and are assessing the impact of
COVID-19
on our studies and the expected development timelines and costs on an ongoing basis. In light of developments relating to the
COVID-19
global pandemic since the beginning of the outbreak, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s industry guidance for conducting clinical trials, we have experienced delays to the original timeline regarding the initiation and anticipated completion of the ongoing
BB-301
Clinical Trial Application (CTA)-enabling and Investigational New Drug Application (IND)-enabling development work. The initiation of the
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

Development Programs
Our Pipeline
The following table sets forth the current product candidates and their development status:
Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy

BB-301
We are developing
BB-301
for the treatment of Oculopharyngeal Muscular Dystrophy, and
BB-301
is currently undergoing evaluation in
CTA-enabling
and
IND-enabling
studies.
BB-301
is the lead investigational agent under development by Benitec, and the key attributes of OPMD and
BB-301
are outlined in in Figure 3.
Figure 3. Overview of the
BB-301
Program

BB-301
is a
first-in-class
genetic medicine employing the “silence and replace” approach for the treatment of OPMD. OPMD is an insidious, autosomal- dominant, late-onset, degenerative muscle disorder that typically presents in patients at
40-to-50
years of age. The disease is characterized by progressive swallowing difficulties (dysphagia) and eyelid drooping (ptosis). OPMD is caused by a specific mutation in the poly(A)-binding protein nuclear 1 gene (PABPN1). OPMD is a rare disease, however, patients have been diagnosed with OPMD in at least 33 countries. Patient populations suffering from OPMD are well-identified and significant geographical clustering has been noted for patients with this disorder, both of which could simplify clinical development and global commercialization efforts for
BB-301.
PABPN1 is a ubiquitous factor that promotes the interaction between the poly(A) polymerase and CPSF (cleavage and polyadenylation specificity factor) and, thus, controls the length of mRNA poly(A) tails, mRNA export from the nucleus, and alternative poly(A) site usage. The characteristic genetic mutation underlying OPMD results in trinucleotide repeat expansion(s) within exon 1 of PABPN1 and results in an expanded poly-alanine tract at the
N-terminal
end of PABPN1. The mutation generates a protein with an
N-terminal
expanded poly-alanine tract of up to 18 contiguous alanine residues, and the mutant protein is prone to the formation of intranuclear aggregates designated as “intranuclear inclusions” (INIs). The INIs that sequester wildtype PABPN1 could also contribute to the “loss of function” phenotype associated with OPMD.
No therapeutic agents are approved for the treatment of OPMD. Additionally, there are no surgical interventions available with the capacity to alter the long-term deterioration of swallowing function which comprises the key element of the natural history of OPMD.
BB-301
has received Orphan Drug Designation in the United States and the European Union and, upon achievement of regulatory approval for
BB-301
in these respective jurisdictions, the Orphan Drug Designations would provide commercial exclusivity independent of intellectual property protection. While OPMD is a rare medical disorder, we believe the commercial opportunity for a safe and efficacious therapeutic agent in this clinical indication exceeds $1 billion over the course of the commercial life of the product.
Benitec has previously outlined the core
CTA-enabling
and
IND-enabling
studies required by global regulatory agencies to support the initiation of
BB-301
clinical trials in OPMD patients, and these studies include a
BB-301
Pilot Dosing Study (the “Pilot Dosing Study”) in large animals and a classical
12-week
GLP Toxicology and Biodistribution Study for
BB-301.
BB-301
is directly injected into the pharyngeal muscles known to underlie the morbidity and mortality which characterizes the natural history of OPMD.
As referenced above, the
BB-301
Pilot Dosing Study in large animals was the first of two
CTA-enabling
and
IND-enabling
studies conducted by Benitec. This study was carried out under the guidance of the scientific team at Benitec, with key elements of the study design and execution conducted in close collaboration with a team of leading experts in both medicine and surgery that have been deeply engaged in the treatment of OPMD patients for several decades. The
BB-301
Pilot Dosing Study and the GLP Toxicology and Biodistribution Study for
BB-301
were conducted in canine subjects in order to:

•	Support the validation and optimization of the newly designed route and method of BB-301 administration,

•	Confirm the efficiency of vector transduction and transgene expression in the key tissue compartments underlying the natural history of OPMD,

•	Confirm the optimal BB-301 doses in advance of initiation of human clinical studies,

•	Facilitate the observation of key toxicological data-points.
The
BB-301
Pilot Dosing Study was designed as an
8-week
study in Beagle dogs to confirm the transduction efficiency of
BB-301
upon administration via direct intramuscular injection into specific anatomical regions of the pharynx through the use of an open surgical procedure. This new method and route of
BB-301
administration was developed in collaboration with key surgical experts in the field of Otolaryngology, and this novel method of
BB-301
dosing will significantly enhance the ability of treating physicians to accurately administer the AAV-based investigational agent to the muscles that underlie the characteristic deficits associated with disease progression in OPMD. It is important to note that prior
BB-301
non-clinical
studies have reproducibly validated the robust biological activity achieved following direct intramuscular injection of the
AAV-based
agent. As an example, direct injection of
BB-301
into the tibialis anterior muscles of A17 mice facilitated robust transduction of the targeted skeletal muscle cells and supported complete remission of the OPMD disease phenotype in this animal model.

Benitec conducted the
BB-301
Pilot Dosing Study in Beagle dog subjects to demonstrate that direct intramuscular injection of BB-301 via the use of a proprietary dosing device in an open surgical procedure could safely achieve the following goals:

•	Biologically significant and dose-dependent levels of BB-301 tissue transduction (i.e., delivery of the multi-functional BB-301 genetic construct into the target pharyngeal muscle cells),

•	Broad-based and dose-dependent expression of the three distinct genes comprising the BB-301 gene construct within the pharyngeal muscle cells, and

•	Durable, and biologically significant levels of, target gene knock-down (i.e., inhibition of the expression of the gene of interest) within the pharyngeal muscle cells.
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
BB-301
was injected only on Day 1 of the Pilot Dosing Study, and the corresponding canine pharyngeal muscles were harvested for molecular analyses after 8 weeks of observation post-injection.
BB-301
dosing was carried out by both a veterinary surgeon and an Otolaryngologist with extensive experience regarding the provision of palliative surgical care for OPMD patients.
Molecular analyses are ongoing for the canine subjects treated in the
BB-301
Pilot Dosing Study, and the interim data-points highlighted below are derived from completed analyses of pharyngeal muscle tissues isolated from 16 Beagle dog subjects (of the
24-subject
Beagle dog study population). The final
data-set
derived from the completed molecular analyses of the pharyngeal muscle tissues of the canine subjects treated on the Pilot Dosing Study is expected to be released during 2022.
The preliminary results are summarized below:
Figure 4. Pharyngeal Muscle Tissue Transduction Levels Achieved by
BB-301

Regarding Gene Expression Levels Observed for
BB-301
Within the Pharyngeal Muscle Tissues (Figure 5, Figure 6, Figure 7):

•
BB-301
encodes two distinct siRNA species (i.e., siRNA13 and siRNA17) which are each, independently, capable of inhibiting (i.e., “silencing”) the expression of the mutant form of the PABPN1 protein and the wild type (i.e., endogenous) form of the PABPN1 protein (importantly, the mutant form of the PABPN1 protein underlies the development, and progression, of OPMD).

•
BB-301
also codes for a wild type version of the PABPN1 protein whose intracellular expression is unaffected by the inhibitory activities of siRNA13 and siRNA17; this “codon optimized” transcript drives the expression of a PABPN1 protein (i.e., coPABPN1) which serves to replenish the endogenous form of the PABPN1 protein and to replace the mutant form of PABPN1 that underlies the development and progression of OPMD in diseased tissues.

•	For comparative purposes, it should be noted that the average range of expression for wild type PABPN1 within the pharyngeal muscle cells of Beagle dogs is 4.5 copies per cell-to-7.8 copies per cell.
Figure 5. siRNA13 Expression Levels Achieved by
BB-301
within Pharyngeal Muscle Tissues

Figure 6. siRNA17 Expression Levels Achieved by
BB-301
within Pharyngeal Muscle Tissues

Figure 7. coPABPN1 Expression Levels Achieved by
BB-301
within Pharyngeal Muscle Tissues

Regarding Wild Type PABPN1 Silencing (i.e. target “knock-down”) Observed for
BB-301
Within the Pharyngeal Muscle Tissues (Figure 8):

•
As noted above,
BB-301
encodes two distinct siRNA species (i.e. siRNA13 and siRNA17) which are each, independently, capable of inhibiting (i.e., “silencing”) the expression of all forms of the PABPN1 protein (siRNA13 and siRNA17 silence the expression of both wild type PABPN1 [wtPABPN1] and mutant PABPN1).

•
While the Beagle dog subjects treated in the current
BB-301
Pilot Dosing Study do not express mutant PABPN1, the level of
BB-301-driven
gene silencing for the PABPN1 target can be indirectly assessed in these study subjects due to the equivalent inhibitory effects of siRNA13 and siRNA17 on both wtPABPN1 and mutant PABPN1.

•	Thus, the wtPABPN1 silencing activity observed in the current BB-301 Pilot Dosing Study serves as a surrogate for the silencing activity that would be anticipated in the presence of mutant PABPN1.

•
BB-301
has been evaluated in prior
non-clinical
studies in animals that both express mutant PABPN1 and manifest the key signs and symptoms of OPMD; in the animal model of OPMD (i.e. the A17 mouse model), the achievement of PABPN1 silencing levels of 31% inhibition (or higher) led to resolution of OPMD disease symptoms and the elimination of the histopathological hallmarks of OPMD.

Figure 8. PABPN1 Silencing (i.e. “target knock-down”) Achieved by
BB-301
within Pharyngeal Muscle Tissues

There are key methodological distinctions between the current
BB-301
Pilot Dosing Study conducted by Benitec as compared to the prior
BB-301
Beagle dog dosing study carried out independently by the previous
BB-301
licensee. The
BB-301
dosing study conducted by the prior
BB-301
licensee employed
non-ideal
routes and methods of
BB-301
administration to the target pharyngeal muscle tissues and employed similarly limited analytical methods at the completion of the dosing phase of the study. Subsequently, the Benitec team worked to optimize the route and method of administration of
BB-301
and to refine the core analytical methods employed following the completion of dosing of the large animal subjects.
The current proprietary method of
BB-301
delivery to the key pharyngeal muscles of study subjects and the proprietary molecular analytical methods employed to assay the pharyngeal muscle tissues of study subjects, both methods having been developed by the Benitec team, led to the observation of broad-based transduction of the targeted pharyngeal muscle tissues (Figure 9, represents individual sections of the TP muscle following
BB-301
dosing). Critically, the Benitec-developed methods also facilitated the achievement of a
228-fold
improvement (+22,647%) in
BB-301
transduction of the HP muscle and a
113-fold
improvement (+11,163%) in
BB-301
transduction of the TP muscle relative to the levels of
BB-301
transduction observed by the previous
BB-301
licensee (Figure 10).
Figure 9.
BB-301
Transduction Levels Achieved for Individual Sections of the TP Muscle Following
BB-301
dosing

Figure 10. Impact of Benitec-Designed Methodological Improvements to the
BB-301
Large Animal Study Design on the Relative Pharyngeal Muscle Tissue Transduction Levels Achieved

Following the disclosure of the positive interim
BB-301
Pilot Dosing Study results, Benitec completed a Scientific Advice meeting with The National Agency for the Safety of Medicines and Health Products in France (L’Agence nationale de sécurité du médicament et des produits de santé or “ANSM”) in the first half of 2021.
The Scientific Advice meeting was conducted to review and confirm the adequacy of:

•	The non-clinical data derived from the evaluation of BB-301 in both the murine proof-of concept studies and the Pilot Dosing study in Beagle dogs

•	The experimental, analytical, and statistical methods comprising the 12-week BB-301 GLP Toxicology and Biodistribution study in Beagle dogs

•	The large-scale manufacturing plan for clinical grade BB-301 drug product for use in the Phase 1b/2a clinical study in OPMD patients

•	The design of the Phase 1b/2a clinical study slated for initiation during 2022
The
BB-301
Pilot Dosing Study was viewed as an appropriate dose range finding study. The interim data derived from the Pilot Dosing Study regarding
BB-301
pharyngeal muscle tissue transduction,
BB-301
transgene expression and the resulting knock-down of wild type PABPN1 supported the adequacy of the data derived from this study to inform the choice of
BB-301
doses for use in the GLP Toxicology and Biodistribution Study. The design of the GLP Toxicology and Biodistribution study was viewed as appropriate to support first-in-human
testing of
BB-301.
Pending the final results of the ongoing GLP Toxicology and Biodistribution study, the
BB-301
Pilot Dosing Study data and the murine
proof-of-concept
study data are sufficient to inform the choice of the
BB-301
drug doses that will be evaluated in the upcoming Phase 1b/2a study. As
BB-301
drug product has been reproducibly manufactured at
large-scale
in the past, the manufacturing plan for clinical grade
BB-301
drug product is known to be able to be conducted under GMP conditions with a production process analogous to that employed in prior large-scale
production runs. Finally, the design of the Phase 1b/2a clinical trial can support the evaluation of
BB-301
safety and clinical efficacy in key populations of OPMD patients.
Regarding our regulatory interactions with the FDA, Benitec completed a Type C meeting in the fourth quarter of 2021. Regarding our regulatory interactions with Health Canada, Benitec completed a pre-CTA
meeting in the fourth quarter of 2021. Benitec continues to plan for the initiation of the
First-in-Human
clinical study of
BB-301
in OPMD patients during 2022.

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
Results of Operations
Revenues
The Company has not generated any revenues from the sales of products. Revenues from licensing fees are included in the revenue from customers line item on our consolidated statements of operations and comprehensive loss. Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies. The following table sets forth a summary of our revenues for each of the periods set forth below:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

	(US$’000)
Revenues:
Licensing revenues from customers	$25	$1	$25	$56

Total revenues	$25	$1	$25	$56

Revenues from customers
During the six months ended December 31, 2021 and 2020, respectively, the Company recognized $25 thousand and $56 thousand in customer revenues. For the three months ended December 31, 2021 and 2020, respectively, the Company recognized $25 thousand and $1 thousand in customer revenues. The increase in revenues from customers is due to the increase in licensing revenues in the current period.

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
We anticipate that our general and administrative expenses may increase as the Company focuses on the continued development of the pre-clinical
OPMD program. The Company also anticipates an increase in expenses relating to accounting, legal and regulatory-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and other similar costs.
Operating Expenses
The following tables sets forth a summary of our expenses for each of the periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

	(US$’000)
Operating Expenses:
Royalties and license fees	$—	$(19)	$—	$114
Research and development	3,146	1,168	5,926	1,942
General and administrative	1,714	2,111	3,756	3,948

Total operating expenses	$4,860	$3,260	$9,682	$6,004

During the three and six months ended December 31, 2021, respectively, we incurred $0 in royalties and license fees, as compared to $(19) and $114 thousand, respectively, for the comparable periods ended December 31, 2020.
During the three and six months ended December 31, 2021, respectively, we incurred $3.1 million and $5.9 million in research and development expenses, as compared to $1.2 million and $1.9 million, respectively, for the comparable periods ended December 31, 2020. The increase in research and development expenses is primarily related to the commencement of the
BB-301
Regulatory Toxicology Study in Beagles at Charles River Laboratories in Evreux, France. As planned, the Company began incurring more costs related to the execution of two large nonclinical studies in Beagles, along with the commercial-scale
GMP-grade
manufacturing of
BB-301,
all of which is required to facilitate the CTA filing and the IND filing for
BB-301
during 2022.
General and administrative expense was $1.7 million and $3.8 million for the three and six months ended December 31, 2021, as compared to $2.1 million and $3.9 million for the comparable periods ended December 31, 2020. The increase for the three and six month periods was due to increases in insurance, consultants, legal and accounting fees.
Other Income (Expense)
The following tables sets forth a summary of our other income (loss) for each of the periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

	(US$’000)
Other Income (Loss):
Foreign currency transaction gain (loss)	$48	$—	$(193)	$(54)
Interest expense, net	(11)	(2)	(12)	(3)
Other income, net	—	10	—	36
Unrealized loss on investment	(23)	(1)	(5)	(1)

Total other income (loss), net	$14	$7	$(210)	$(22)

The other income (loss), net during the three and six months ended December 31, 2021, respectively, totaled $14 thousand and $(210) thousand, which consists of foreign currency transaction loss, interest expense, other income, and unrealized gain on investment. During the three and six months ended December 31, 2020, respectively, other income (expense), net totaled $7 thousand and $(22) thousand. Foreign currency transaction gain has increased due to a change in foreign exchange rates. Other income, net decreased due to no longer receiving
COVID-19
stimulus incentives from the Australian government in 2021. Unrealized loss on investment had an increase for the three and six months ended December 31, 2021, compared to the three and six months ended December 31, 2020.
Liquidity and Capital Resources
The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $140 million as of December 31, 2021. We expect that our research and development expenses may increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States.
We had no borrowings as of December 31, 2021 and do not currently have a credit facility.
As of December 31, 2021, we had cash and cash equivalents of approximately $12.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Six Months Ended December 31,
	2021	2020
	(US$’000)
Net cash provided by (used in):
Operating activities	$(7,622)	$(5,686)
Investing activities	—	(347)
Financing activities	—	9,851
Effects of exchange rate changes on cash and cash equivalents	182	391

Net (decrease) increase in cash	$(7,440)	$4,209

Operating activities
Net cash used in operating activities for the six months ended December 31, 2021 and 2020 was $7.6 million and $5.7 million, respectively. Net cash used in operating activities was primarily the result of our net loss and change in working capital and a decrease in payables.
Investing activities
Net cash used in investing activities for the six months ended December 30, 2021 and 2020 was $0 and $0.3 million, respectively. The change was primarily related to a decrease in purchases of equipment in 2021 as there were none compared to purchases of $0.3 million in the same period of 2020.
Financing activities
Net cash provided by financing activities was $0 and $9.9 million for the six months ended December 31, 2021 and 2020, respectively. Cash from financing activities in 2020 were related to the issuance of common stock, including $11.5 million in gross proceeds from the October 2020 Capital Raise, partially offset by $1.6 million in share issuance costs.
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
Contractual Obligations and Commercial Commitments
On October 1, 2016, the Company entered into an operating lease for office space in Hayward, California that originally expired in April 2018. The Company has entered into lease amendments that extended the lease through June 2025.
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
. ASC 718 requires the fair value of all share-based employee compensation awarded to employees and non-employees
to be recorded as an expense over the shorter of the service period or the vesting period. The Company determines employee and non-employee
share-based compensation based on grant-date fair value using the Black-Scholes Option Pricing Model.
Recent Accounting Pronouncements
Accounting Standards recently adopted
None.

New Accounting Standards and Interpretations not yet mandatory or early adopted
ASU
2016-13
-In June 2016, the FASB issued ASU
No. 2016-13:
“
Financial Instruments-Credit Losses
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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this Report we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15
of the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective.
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits.

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on April 15, 2020)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 17, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 21, 2021)

10.1	First Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of December 8, 2021 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 22, 2021)

31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Benitec Biopharma Inc.
Dated: February 14 , 2022
/s/ Jerel Banks
Jerel Banks
Executive Chairman and Chief Executive Officer (principal executive officer)

/s/ Megan Boston
Megan Boston
Executive Director (principal financial and accounting officer)