Form 10-Q
period 2022-03-31
Benitec Biopharma Inc.
filed 2022-05-16
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
of the Exchange Act).    Yes  ☐ or    No  ☒
We had 8,171,690 shares of our common stock outstanding as of the close of business on May
16
, 2022.

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

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	March 31,	June 30,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,630	$19,769
Trade and other receivables	5	25
Prepaid and other assets	206	814

Total current assets	8,841	20,608
Property and equipment, net	214	375
Deposits	25	9
Other assets	156	185
Right-of-use assets	828	202

Total assets	$10,064	$21,379

Liabilities and Stockholders’ Equity
Current liabilities:
Trade and other payables	$1,320	$880
Accrued employee benefits	357	276
Lease liabilities, current portion	232	213

Total current liabilities	1,909	1,369
Lease liabilities, less current portion	635	—

Total liabilities	2,544	1,369

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value-40,000,000 shares authorized; 8,171,690 shares issued and outstanding at March 31, 2022 and June 30, 2021	1	1
Additional paid-in capital	152,285	151,583
Accumulated deficit	(143,260)	(130,119)
Accumulated other comprehensive loss	(1,506)	(1,455)

Total stockholders’ equity	7,520	20,010

Total liabilities and stockholders’ equity	$10,064	$21,379

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Revenue:
Licensing revenues from customers	$48	$1	$73	$57

Total revenues	48	1	73	57
Operating expenses
Royalties and license fees	—	7	—	122
Research and development	2,171	2,758	8,096	4,700
General and administrative	1,337	1,029	5,093	4,976

Total operating expenses	3,508	3,794	13,189	9,798

Loss from operations	(3,460)	(3,793)	(13,116)	(9,741)
Other income (loss):
Foreign currency transaction gain (loss)	229	(112)	36	(167)
Interest expense, net	(10)	(2)	(22)	(5)
Other income (expense), net	(29)	—	(29)	37
Unrealized loss on investment	(5)	(2)	(10)	(3)

Total other income (loss), net	185	(116)	(25)	(138)

Net loss	$(3,275)	$(3,909)	$(13,141)	$(9,879)

Other comprehensive income:
Unrealized foreign currency translation (loss) gain	(233)	(24)	(51)	362

Total other comprehensive (loss) income	(233)	(24)	(51)	362

Total comprehensive loss	$(3,508)	$(3,933)	$(13,192)	$(9,517)

Net loss	$(3,275)	$(3,909)	$(13,141)	$(9,879)

Net loss per share:
Basic and diluted	$(0.40)	$(0.82)	$(1.61)	$(2.93)

Weighted average number of shares outstanding: basic and diluted	8,171,690	4,747,059	8,171,690	3,375,228

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	1,108,374	$1	$128,826	$(116,636)	$(1,953)	$10,238
Share-based compensation	—	—	38	—	—	38
Forfeiture of share-based payments	—	—	(14)	14	—	—
Foreign currency translation gain	—	—	—	—	178	178
Net loss	—	—	—	(2,718)		(2,718)

Balance at September 30, 2020	1,108,374	1	128,850	(119,340)	(1,775)	7,736
Issuance of common stock and pre-funded warrants sold for cash, net of issuance costs of $1,643	3,150,514	3	9,848	—	—	9,851
Exercise of pre-funded warrants	281,581	—	—	—	—	—
Share-based compensation	—	—	82	—	—	82
Forfeiture of share-based payments	—	—	(385)	385	—	—
Foreign currency translation gain	—	—	—	—	208	208
Net loss	—	—	—	(3,252)	—	(3,252)

Balance at December 31, 2020	4,540,469	4	138,395	(122,207)	(1,567)	14,625
Exercise of pre-funded warrants	277,581	1	2	—	—	3
Share-based compensation	—	—	235	—	—	235
Foreign currency translation loss	—	—	—	—	(24)	(24)
Net loss	—	—	—	(3,909)	—	(3,909)

Balance at March 31, 2021	4,818,050	$5	$138,632	$(126,116)	$(1,591)	$10,930

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	8,171,690	$1	$151,583	$(130,119)	$(1,455)	$20,010
Share-based compensation	—	—	271	—	—	271
Foreign currency translation gain	—	—	—	—	239	239
Net loss	—	—	—	(5,045)	—	(5,045)

Balance at September 30, 2021	8,171,690	1	151,854	(135,164)	(1,216)	15,475
Share-based compensation	—	—	239	—	—	239
Foreign currency translation loss	—	—	—	—	(57)	(57)
Net loss	—	—	—	(4,821)	—	(4,821)

Balance at December 31, 2021	8,171,690	1	152,093	(139,985)	(1,273)	10,836
Share-based compensation	—	—	192	—		192
Foreign currency translation loss	—	—	—	—	(233)	(233)
Net loss	—	—	—	(3,275)		(3,275)

Balance at March 31, 2022	8,171,690	$1	$152,285	$(143,260)	$(1,506)	$7,520

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,141)	$(9,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161	179
Amortization of right-of-use assets	168	143
Unrealized loss on investment	10	3
Share-based compensation expense	702	355
Changes in operating assets and liabilities:
Trade and other receivables	47	21
Other assets	609	377
Trade and other payables	512	1,214
Accrued employee benefits	28	55
Lease liabilities	(140)	(143)

Net cash used in operating activities	(11,044)	(7,675)

Cash flows from investing activities:
Purchases of property and equipment	—	(362)

Net cash used in investing activities	—	(362)

Cash flows from financing activities:
Proceeds from issues of shares and pre-funded warrants	—	11,497
Shares and pre-funded warrant issuance costs	—	(1,643)

Net cash provided by financing activities	—	9,854

Effects of exchange rate changes on cash and cash equivalents	(95)	370

Net increase (decrease) in cash and cash equivalents	(11,139)	2,187
Cash and cash equivalents, beginning of period	19,769	9,801

Cash and cash equivalents, end of period	$8,630	$11,988

Supplemental disclosure of cash flow information:
Re-measurement of operating lease right-of-use assets and liabilities	$794	$—

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
During the year ended June 30, 2021, the Company completed an organization restructuring as part of the commercial desire to provide a more efficient structure for the future as the Company transitioned its operations to the
United State
s.
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
The Company’s consolidated financial statements contained in this Quarterly Report on Form
10-Q
have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of U.S. Securities and Exchange
Commission (“SEC”) Regulation

S-X.

Accordingly
, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim financial results are not necessarily indicative of results anticipated for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form
10-K
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
Use of Estimates
The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s consolidated financial statements include the estimates of useful lives of property and equipment, valuation of the operating lease liability and related right-of-use
asset, allowance for uncollectable receivables, foreign currency translation due to certain average exchange rates applied in lieu of spot rates on transaction dates, and accrued research and development expenses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
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
Other comprehensive income for all periods presented includes both foreign currency translation gains and losses.

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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the consolidated balance sheets. There were no cash equivalents as of March 31, 2022 and June 30, 2021.
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

Software	3- 4 years
Lab equipment	3- 7 years
Computer hardware	3- 5 years
Leasehold improvements	shorter of the lease term or estimated useful lives
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
Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of March 31, 2022, and June 30, 2021, there were 845,159 and 809,159 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
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
3. Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2022, and 2021, the Company incurred a net loss of $13.1 million and $9.9 million and used net cash of $11.0 million and $7.7 million in operations, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.

The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its full operating costs, and as such, is dependent on funding operations through capital financing activities
.
As of March 31, 2022, the Company had $8.6 million in cash and cash equivalents. The Company does not have adequate liquidity to fund its operations for the next 12 months without raising additional funds and the success of raising such additional capital is not solely within the control of the Company. These factors raise substantial doubt about its ability to continue as a going concern.
The financial statements do not include any adjustments that might result from the outcome of this condition. If the Company is unable to raise additional funds, or the Company’s anticipated operating results are not achieved, management believes planned expenditures may need to be reduced or delayed in order to extend the time period that existing resources can fund the Company’s operations. The Company intends to fund ongoing activities by utilizing its current cash on hand and by raising additional capital. If the Company is unable to obtain the necessary capital, it may have a material adverse effect on the operations of the Company and the development of its technology (including delaying certain development milestones), or the Company may have to cease operations altogether
.
4. Prepaid and other assets

(US$’000)	March 31, 2022	June 30, 2021
Prepaid expenses	$340	$967
Security deposit	15	15
Market value of listed shares	7	17

Total other assets	362	999
Less: non-current portion	(156)	(185)

Current portion	$206	$814

5. Property and equipment, net

(US$’000)	March 31, 2022	June 30, 2021
Software	$14	$14
Lab equipment	1,330	1,329
Computer hardware	25	26
Leasehold improvements	24	24

Total property and equipment, gross	1,393	1,393
Accumulated depreciation and amortization	(1,179)	(1,018)

Total property and equipment, net	$214	$375

Depreciation expense was $54 thousand and $161 thousand for the three and nine months ended March 31, 2022, and $67 thousand and $179 thousand, respectively, for the same periods in 2021.
6. Trade and other payables

(US$’000)	March 31, 2022	June 30, 2021
Trade payable	$100	$274
Accrued license fees	140	140
Accrued professional fees	86	13
Accrued research and development	938	279
Other payables	56	174

Total	$1,320	$880

7. Leases
The Company has entered into an operating lease for office space under an agreement that expires in 2022. The lease requires the Company to pay utilities, insurance, taxes and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants. During August 2021, the Company extended the lease through June 2025.
The tables below show the changes during the nine months ended March 31,
2022
:

(US$’000)	Operating lease right-of- use assets
Balance at July 1, 2021	$202
Re-measurement during the period	794
Amortization of right of use asset	(168)

Operating lease right-of-use asset at March 31, 2022	$828

(US$’000)	Operating lease liabilities
Balance at July 1, 2021	$213
Re-measurement during the period	794
Principal payments on operating lease liabilities	(140)

Operating lease liabilities at March 31, 2022	867
Less: non-current portion	(635)

Current portion at March 31, 2022	$232

As of March 31, 2022, the Company’s operating lease has a remaining lease term of 3.21 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	March 31, 202 2
2022	$268
2023	292
2024	302
2025	76

Total operating lease payments	938
Less imputed interest	(71)

Present value of operating lease liabilities	$867

The Company recorded lease liabilities and
right-of-use
lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. Rent expense was $0.1 million and $0.2 million for the three and nine months ended March 31, 2022, respectively, and $0.1 million and $0.2 million, respectively, for the same periods in 2021.
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
Warrants
On December 6, 2019, the Investors were issued 4 Purchase Warrants that were exercisable into 214,190 fully paid shares of common stock should the Purchase Warrants be exercised in full (“Purchase Warrants”). The exercise price for the Purchase Warrants is US$10.50 per share issued on exercise of a Purchase Warrant. The Purchase Warrants are exercisable, in whole or in part, any time from the date of issue until the fifth anniversary of the date of issue (December 6, 2024). On April 22, 2020, the Company issued 37,417 shares of common stock in connection with a cashless exercise of Purchase Warrants exercisable for 107,095 shares of common stock. The Company did not have an effective registration statement registering the resale of the Warrant Shares by the Holder at the time the Holder wanted to exercise the warrant, therefore, the Holder carried out a cashless exercise. The formula for conducting a cashless exercise was outlined in the Warrant agreement. Based on this formula, the Holder would have been entitled to receive 107,095 shares of common stock if they had exercised the Purchase Warrants for cash. Because of the cashless exercise, the holder received 37,417 shares. As of March 31, 2022, there were 107,095 of the warrants still outstanding.
On October 6, 2020, the Company announced the closing of an underwritten public offering of 559,162 shares of common stock underlying pre-funded
warrants initially purchased for $3.09 per share and immediately exercisable at $0.01 per share
(“Pre-Funded
Warrants”). All 559,162
Pre-Funded
Warrants issued had been exercised as of June 30, 2021.
The activity related to warrants during for the
nine
 months ended March 31, 2022, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2021	107,095	$10.50

Outstanding and exercisable at March 31, 2022	107,095	$10.50
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
Equity Awards
The activity related to equity awards, which are comprised of stock options during the nine months ended March 31, 2022 is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2021	702,064	$7.16	8.07 years	$—

Outstanding at September 30, 2021	702,064	7.16	7.82 years	$—
Granted	36,000	2.99	9.93 years	$—

Outstanding at March 31, 2022	738,064	6.95	7.39 years	$—

Exercisable at March 31, 2022	247,560	$13.81	6.91 years	$—

Share-Based Compensation Expense
The classification of share-based compensation expense is summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(US$’000)	2022	2021	2022	2021
Research and development	$63	$18	$224	$33
General and administrative	129	217	478	322

Total share-based compensation expense	$192	$235	$702	$355

As of March 31, 2022, there was $0.6 million of unrecognized share-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan.
9. Income taxes
For the three and nine months ended March 31, 2022, and 2021, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.
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
11. Related party transactions
During the nine months ended March 31, 2022, the Company had entered into a related party transaction with Francis Abourizk Lightowlers for legal fees totaling $1 thousand. Peter Francis, a non-executive
director of the Company is a partner at Francis Abourizk Lightowlers. As of March 31, 2022 and June 30, 2021 there were amounts due to this related party of $0 and $2 thousand, respectively, included in trade and other payables on the accompanying consolidated balance sheet.

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
for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), a chronic, life-threatening genetic disorder.
BB-301
is a ddRNAi-based genetic medicine currently under development by Benitec.
BB-301
is an
AAV-based
gene therapy designed to simultaneously silence the expression of the mutant, disease-causing gene (to slow, or halt, the biological mechanisms underlying disease progression in OPMD) and replace the mutant gene with a wild type gene (to drive restoration of function in diseased cells). This fundamental therapeutic approach to disease management is called “silence and replace”. The silence and replace mechanism offers the potential to restore the normative physiology of diseased cells and tissues and to improve treatment outcomes for patients suffering from the chronic, and potentially fatal, effects of OPMD.
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
COVID-19
COVID-19
has been declared a pandemic by the World Health Organization and has spread to nearly every country, including Australia and the United States. The impact of this pandemic has been, and will likely continue to be, extensive in many aspects of society, which has resulted in, and will likely continue to result in, significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus impacts us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and its variants, and the actions to contain the coronavirus or treat its impact, including the effectiveness and adoption of vaccines for the virus, among others.
Certain elements of our research and development efforts are conducted globally, including the ongoing development of our silence and replace therapeutic for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), and will be dependent upon our ability to initiate preclinical and clinical studies despite the ongoing
COVID-19
pandemic.
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
BB-301
Pilot Dosing Study in Beagle dogs, which represents a key component of the
CTA-enabling
and
IND-enabling
work, was delayed by several months, however, the study has been completed without incident. The acquisition of chemical reagents, biological reagents and laboratory supplies which are essential for the conduct of basic laboratory research, the conduct of nonclinical studies and the completion of GMP manufacturing of
BB-301,
has also become challenging due to the disruption of global supply chains inherent to the production of these materials. We will continue to evaluate the impact of the
COVID-19
pandemic on our business and we expect to reevaluate the timing of our anticipated preclinical and clinical milestones as we learn more and the impact of
COVID-19
on our industry becomes clearer.
We have also implemented a halt of
non-essential
business travel and a rotation system whereby staff work from home and attend the laboratory on designated days which may result in a reduction of laboratory work. As we transition our employees back to our premises, there is a risk that
COVID-19
infections occur at our offices or laboratory facilities and significantly affect our operations. Additionally, if any of our critical vendors are impacted, our business could be affected if we become unable to procure essential equipment in a timely manner or obtain supplies or services in adequate quantities and at acceptable prices.
Development Programs
Our Pipeline
The following table sets forth the current product candidate and the development status:
Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy

BB-301
We are developing
BB-301
for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), and
BB-301
is currently undergoing evaluation in
CTA-enabling
and
IND-enabling
studies.
BB-301
is the lead investigational agent under development by Benitec, and the key attributes of OPMD and
BB-301
are outlined in Figure 3.
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

OPMD is a rare disease, however, patients have been diagnosed with OPMD in at least 33 countries. Patient populations suffering from OPMD are well-identified, and significant geographical clustering has been noted for patients with this disorder. Each of these attributes could facilitate efficient clinical development and global

c
ommercialization of
BB-301.
PABPN1 is a ubiquitous factor that promotes the interaction between the poly(A) polymerase and CPSF (cleavage and polyadenylation specificity factor) and, thus, controls the length of mRNA poly(A) tails, mRNA export from the nucleus, and alternative poly(A) site usage. The characteristic genetic mutation underlying OPMD results in trinucleotide repeat expansion(s) within exon 1 of PABPN1 and results in an expanded poly-alanine tract at the
N-terminal
end of PABPN1. The mutation generates a protein with an
N-terminal
expanded poly-alanine tract of up to 18 contiguous alanine residues, and the mutant protein is prone to the formation of intranuclear aggregates designated as intranuclear inclusions (INIs). The INIs that sequester wildtype PABPN1 may contribute to the “loss of function” phenotype associated with OPMD.
No therapeutic agents are approved for the treatment of OPMD. Additionally, there are no surgical interventions available to OPMD patients that modify the natural history of the disease, which is principally comprised of chronic deterioration of swallowing function.
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
In these large animal studies,
BB-301
is directly injected into the pharyngeal muscles known to underlie the morbidity and mortality which characterizes the natural history of OPMD in human subjects.
As referenced above, the
BB-301
Pilot Dosing Study in large animals was the first of two
CTA-enabling
and
IND-enabling
studies conducted by Benitec. This study was carried out under the guidance of the scientific team at Benitec, with key elements of the design and execution of the study conducted in close collaboration with a team of experts in both medicine and surgery that have been deeply engaged in the treatment of OPMD patients for decades. The
BB-301
Pilot Dosing Study and the GLP Toxicology and Biodistribution Study for
BB-301
were conducted in canine subjects in order to:

•	Support the validation and optimization of the newly designed route and method of BB-301 administration,

•	Confirm the efficiency of vector transduction and transgene expression in the key tissue compartments underlying the morbidity and mortality that comprises the natural history of OPMD,

•	Confirm the optimal BB-301 doses in advance of initiation of human clinical studies,

•	Facilitate the observation of key toxicological data-points.
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
Benitec conducted the
BB-301
Pilot Dosing Study in Beagle dog subjects to demonstrate that direct intramuscular injection of
BB-301
via the use of a proprietary dosing device in an open surgical procedure could safely achieve the following goals:

•	Biologically significant and dose-dependent levels of BB-301 tissue transduction (i.e., delivery of the multi-functional BB-301 genetic construct into the target pharyngeal muscle cells),

•	Broad-based and dose-dependent expression of the three distinct genes comprising the BB-301 gene construct within the pharyngeal muscle cells, and

•	Biologically significant levels of target gene knock-down (i.e., inhibition of the expression of the gene of interest) within the pharyngeal muscle cells.
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
BB-301
dosing was carried out independently by a veterinary surgeon and an Otolaryngologist with extensive experience regarding the provision of palliative surgical care for OPMD patients.
Molecular analyses have been completed for the canine subjects treated in the
BB-301
Pilot Dosing Study. Key interim data-sets derived from the analyses of pharyngeal muscle tissues isolated from 16 Beagle dog subjects (of the
24-subject
Beagle dog study population) are highlighted below. The final data-set
derived from the completed molecular analyses of the pharyngeal muscle tissues of the canine subjects treated on the Pilot Dosing Study will be presented in a peer-reviewed format.
The key interim data-sets are summarized below:
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

Figure 7. coPABPN1 Expression Levels Achieved by
BB-301
within Pharyngeal Muscle Tissues

Regarding Wild Type PABPN1 Silencing (i.e., target “knock-down”) Observed for
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

•	Thus, the wtPABPN1 silencing activity observed in the BB-301 Pilot Dosing Study serves as a surrogate for the silencing activity that would be anticipated in the presence of mutant PABPN1.

•
BB-301
has been evaluated in prior
non-clinical
studies in animals that express mutant PABPN1 and, as a result, manifest the symptomatic phenotype of OPMD; in the symptomatic animal model of OPMD (i.e. the A17 mouse model), the achievement of PABPN1 silencing levels of 31% inhibition (or higher) following
BB-301
administration led to resolution of OPMD disease symptoms and the elimination of the histopathological hallmarks of OPMD.

Figure 8. PABPN1 Silencing (i.e., “target knock-down”) Achieved by
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
The current proprietary method of
BB-301
delivery to the key pharyngeal muscles of study subjects, and the proprietary molecular analytical methods employed to assay the pharyngeal muscle tissues of study subjects, with both methods having been developed by the Benitec team, led to the observation of broad-based transduction of the targeted pharyngeal muscle tissues (Figure 9, represents individual sections of the TP muscle following
BB-301
dosing). Critically, the Benitec-developed methods also facilitated the achievement of a
228-fold
improvement (+22,647%) in
BB-301
transduction of the HP muscle and a
113-fold
improvement (+11,163%) in
BB-301
transduction of the TP muscle relative to the levels of
BB-301
transduction observed by the previous
BB-301
licensee at identical
BB-301
doses in identical canine study populations (Figure 10).
Figure 9.
BB-301
Transduction Levels Achieved for Individual Sections of the TP Muscle Following
BB-301
dosing

Figure 10. Impact of the Methodological Improvements to the
BB-301
Large Animal Dosing Study Design on the Relative Pharyngeal Muscle Tissue Transduction Levels Achieved by Benitec vs. the Former
BB-301
Licensee

Following the disclosure of the positive interim
BB-301
Pilot Dosing Study results, Benitec completed
pre-CTA
and
pre-IND
meetings with regulatory agencies in France, Canada, and the United States.
Summary
of Regulatory Interactions:

•	Benitec successfully completed the regulatory interactions required to support initiation of the BB-301 clinical development program in 2022

•	Successful regulatory engagement comprised the completion of the following meetings:

•	Pre-Clinical Trial Application (Pre-CTA) Consultation Meeting with Health Canada

•	Scientific Advice Meeting with The National Agency for the Safety of Medicines and Health Products in France (L’Agence nationale de sécurité du médicament et des produits de santé or “ANSM”)

•	Type C Meeting with the U.S. Food and Drug Administration (“FDA”)
Benitec will begin the clinical development program for
BB-301
in 2022.
Summary of the
BB-301
Clinical Development Program:

•	The BB-301 clinical development program will begin in 2022, and the conduct of the development program will comprise approximately 76-weeks of follow-up for each OPMD study participant, inclusive of:

•
6-month
pre-treatment
observation periods employing quantitative radiographic imaging techniques for evaluation of the baseline disposition and natural history of OPMD-derived dysphagia in each study participant

•	1 day of BB-301 dosing to initiate participation in the Phase 1b/2a single-arm, open-label, sequential, dose escalation cohort study

•	52-weeks of post-dosing follow-up for conclusive evaluation of the primary and secondary endpoints of the Phase 1b/2a BB-301 treatment study

•
The OPMD Natural History Study will begin in 2022, and this observational study will facilitate the characterization of OPMD patient disposition at baseline and assess subsequent rates of progression of dysphagia (swallowing impairment) in subjects with OPMD via the use of quantitative radiographic measures of global swallowing function and pharyngeal constrictor muscle function along with clinical assessments and patient-reported self-assessments of swallowing function

•	Videofluoroscopic Swallowing Studies (VFSS) will be conducted to complete the following methodological assessments:

•	Dynamic Imaging Grade of Swallowing Toxicity Scale (DIGEST)

•	Pharyngeal Area at Maximum Constriction (PhAMPC)

•	Pharyngeal Constriction Ratio (PCR)

•	Clinical measures of global swallowing capacity and oropharyngeal dysphagia

•	Patient-reported measures of oropharyngeal dysphagia

•
The natural history of dysphagia observed for each OPMD study participant, as characterized by the quantitative radiographic measures and the clinical and patient self-reported assessments outlined above, will serve as the baseline for comparative assessments of safety and efficacy of
BB-301
upon rollover of OPMD study subjects from the Natural History Study onto the Phase 1b/2a
BB-301
treatment study

•
Upon the achievement of
6-months
of
follow-up
in the Natural History Study, OPMD Natural History Study participants can become eligible for enrollment onto the Phase 1b/2a treatment study with the investigational genetic medicine,
BB-301,
which uses an AAV9-based gene therapy approach for the treatment of OPMD-derived dysphagia

•
This
first-in-human
(FIH) clinical trial will be a Phase 1b/2a, open-label, dose escalation study to evaluate the safety and clinical activity of intramuscular doses of
BB-301
administered to the pharyngeal muscles of subjects with OPMD

•
Upon rollover from the Natural History Study onto the Phase 1b/2a
BB-301
treatment study, the
follow-up
of OPMD study participants will continue for
52-weeks,
and the primary endpoints (safety and tolerability) and secondary endpoints (comprising the quantitative radiographic measures of global swallowing function and pharyngeal constrictor muscle function, and the clinical and patient-reported assessments noted above) will be evaluated during each
90-day
period following Day 1 (Day 1 represents the day of
BB-301
intramuscular injection).

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(US$’000)
Revenues:
Licensing revenues from customers	$48	$1	$73	$57

Total revenues	$48	$1	$73	$57

Revenues from customers
During the nine months ended March 31, 2022 and 2021, respectively, the Company recognized $73 thousand and $57 thousand in customer revenues. For the three months ended March 31, 2022 and 2021, respectively, the Company recognized $48 thousand and $1 thousand in customer revenues. The increase in revenues from customers is due to the increase in licensing revenues in the current period.
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

Operating Expenses
The following tables sets forth a summary of our expenses for each of the periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(US$’000)
Operating Expenses:
Royalties and license fees	$—	$7	$—	$122
Research and development	2,171	2,758	8,096	4,700
General and administrative	1,337	1,029	5,093	4,976

Total operating expenses	$3,508	$3,794	$13,189	$9,798

During the three and nine months ended March 31, 2022, respectively, we incurred $0 in royalties and license fees, as compared to $7 thousand and $122 thousand, respectively, for the comparable periods ended March 31, 2021.
During the three and nine months ended March 31, 2022, respectively, we incurred $2.2 million and $8.1 million in research and development expenses, as compared to $2.8 million and $4.7 million, respectively, for the comparable periods ended March 31, 2021. The decrease in research and development expenses for the three-month period relates primarily to the

BB-301

Regulatory Toxicology Study in Beagles at Charles River Laboratories in Evreux, France. As milestones were reached, the Company began incurring lower costs related to the execution of two large nonclinical studies in Beagles, along with the commercial-scale

GMP-grade

manufacturing of

BB-301,

all of which are required to facilitate the CTA filing and the IND filing for

BB-301
. The increase for the nine-month period also relates to the

BB-301

Regulatory Toxicology Study. In the process of achieving key milestones, the Company incurred higher costs related to execution of the non-clinical

Beagle studies and commercial-scale GMP

B-301

manufacturing during the six months ended December 31, 2021.
General and administrative expense was $1.3 million and $5.1 million for the three and nine months ended March 31, 2022, as compared to $1.0 million and $5.0 million for the comparable periods ended March 31, 2021. The increase for the three and nine month periods was due to increases in insurance, consultants, legal and accounting fees, and share-based compensation.

Other Income (Expense)
The following tables sets forth a summary of our other income (loss) for each of the periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(US$’000)
Other Income (Loss):
Foreign currency transaction gain (loss)	$229	$(113)	$36	$(167)
Interest expense, net	(10)	(2)	(22)	(5)
Other income (expense), net	(29)	1	(29)	37
Unrealized loss on investment	(5)	(2)	(10)	(3)

Total other income (loss), net	$185	$(116)	$(25)	$(138)

The other income (loss), net during the three and nine months ended March 31, 2022, respectively, totaled $185 thousand and $(25) thousand, which consists of foreign currency transaction gains, interest expense, other income, and unrealized gain on investment. During the three and nine months ended March 31, 2021, respectively, other income (expense), net totaled $(116) thousand and $(138) thousand. Foreign currency transaction losses have swung to gains due to a change in foreign exchange rates. Other income, net decreased due to no longer receiving
COVID-19
stimulus incentives from the Australian government in 2022. Unrealized loss on investment increased for the three and nine months ended March 31, 2022, compared to the three and nine months ended March 31, 2021.
Liquidity and Capital Resources
The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $143 million as of March 31, 2022. We expect that our research and development expenses may increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States.
We had no borrowings as of March 31, 2022 and do not currently have a credit facility.
As of March 31, 2022, we had cash and cash equivalents of approximately $8.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts.
The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Nine Months Ended March 31,
	2022	2021
	(US$’000)
Net cash provided by (used in):
Operating activities	$(11,044)	$(7,675)
Investing activities	—	(362)
Financing activities	—	9,854
Effects of exchange rate changes on cash and cash equivalents	(95)	370

Net (decrease) increase in cash	$(11,139)	$2,187

Operating activities
Net cash used in operating activities for the nine months ended March 31, 2022 and 2021 was $11.0 million and $7.7 million, respectively. Net cash used in operating activities was primarily the result of our net loss, partially offset by non-cash
expenses, and changes in working capital, including an increase in payables.
Investing activities
Net cash used in investing activities for the nine months ended March 31, 2022 and 2021 was $0 and $0.4 million, respectively. The change was primarily related to a decrease in purchases of equipment in 2022 as there were none compared to purchases of $0.4 million in the same period of 2021.

Financing activities
Net cash provided by financing activities was $0 and $9.9 million for the nine months ended March 31, 2022 and 2021, respectively. Cash from financing activities in 2021 was related to the issuance of common stock, including $11.5 million in gross proceeds from the October 2020 Capital Raise, partially offset by $1.6 million in share issuance costs.
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
Unless and until we establish significant revenues from licensing programs, strategic alliances or collaboration arrangements with pharmaceutical companies, or from product sales, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of product candidates and begin to prepare to commercialize any product that receives regulatory approval. We are subject to the risks inherent in the development of new gene therapy products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The Company does not have adequate liquidity to fund its operations for the next 12 months without raising additional funds and the success of raising such additional capital is not solely within the control of the Company. These factors raise substantial doubt about its ability to continue as a going concern. See Note 3.
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
There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Dated: May 16, 2022
/s/ Jerel Banks
Jerel Banks
Executive Chairman and Chief Executive Officer (principal executive officer)

/s/ Megan Boston
Megan Boston
Executive Director (principal financial and accounting officer)