Form 10-K
period 2022-06-30
Benitec Biopharma Inc.
filed 2022-09-02
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s common equity held by non-affiliates, based upon the closing price of the Registrant’s securities on the Nasdaq Capital Market of $
2.62
on

December 31,
 202
1
 was approximately
$21,383,111.
There were 8,171,690 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding on August 15, 2022.
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
All references to “$” in this Annual Report refer to U.S. dollars. All references to “A$” in this Annual Report mean Australian dollars. As of June 30, 2022, the rate of exchange of U.S. dollars to Australian dollars was 1.4512 AUD.
Our fiscal year-end is June 30. References to a particular “fiscal year” are to our fiscal year ended June 30 of that calendar year.
INDUSTRY AND MARKET DATA
This Annual Report includes information with respect to market and industry conditions and market share from third-party sources or based upon estimates using such sources when available. We believe that such information and estimates are reasonable and reliable. We also believe the information extracted from publications of third- party sources has been accurately reproduced. However, we have not independently verified any of the data from third-party sources. Similarly, our internal research is based upon our understanding of industry conditions, and such information has not been verified by any independent sources.
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
” or “™” symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent possible under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Each trademark, trade name or service mark of any other company appearing in this Annual Report is the property of its respective holder.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These risks, uncertainties and factors include:

•	the success of our plans to develop and potentially commercialize our product candidates;

•	the timing of the initiation and completion of preclinical studies and clinical trials;

•	the timing and sufficiency of patient enrollment and dosing in any future clinical trials;

•	the timing of the availability of data from clinical trials;

•	the timing and outcome of regulatory filings and approvals;

•	unanticipated delays;

•	sales, marketing, manufacturing and distribution requirements;

•	market competition and the acceptance of our products in the marketplace;

•	regulatory developments in the United States, France and Canada;

•	the development of novel AAV vectors;

•	the plans of licensees of our technology;

•	the clinical utility and potential attributes and benefits of ddRNAi and our product candidates, including the potential duration of treatment effects and the potential for a “one shot” cure;

•	our dependence on our relationships with collaborators and other third parties;

•
expenses, ongoing losses, future revenue, capital needs and needs for additional financing, and our ability to access additional financing given market conditions and other factors, including our capital structure;

•	our ability to continue as a going concern;

•	the length of time over which we expect our cash and cash equivalents to be sufficient to execute on our business plan;

•	our intellectual property position and the duration of our patent portfolio;

•	the impact of local, regional, and national and international economic conditions and events; and

•	the impact of the current COVID-19 pandemic, the disease caused by the SARS-CoV-2 virus, which may adversely impact our business and preclinical and future clinical trials;
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
Benitec Biopharma Inc. (“Benitec” or the “Company” or in the third person, “we” or “our”) is a development- stage biotechnology company focused on the advancement of novel genetic medicines with headquarters in Hayward, California. The proprietary platform, called DNA-directed RNA interference, or ddRNAi, combines RNA interference, or RNAi, with gene therapy to create medicines that facilitate sustained silencing of disease- causing genes following a single administration. The Company is developing ddRNAi-based therapeutics for chronic and life-threatening clinical indications including Oculopharyngeal Muscular Dystrophy (OPMD), a chronic, life-threatening genetic disorder.
BB-301 is the most advanced ddRNAi-based genetic medicine currently under development by Benitec. BB-301 is an AAV-based gene therapy designed to both silence the expression of mutated, disease-causing genes (to slow, or halt, the underlying mechanism of disease progression) and simultaneously replace the mutant genes with normal, “wild type” genes (to drive restoration of function in diseased cells). This fundamental therapeutic approach to disease management is called “silence and replace.” The silence and replace mechanism offers the potential to restore the normative physiology of diseased cells and tissues and to improve treatment outcomes for patients suffering from the chronic, and potentially fatal, effects of OPMD. BB-301 has been granted Orphan Drug Designation in the United States and the European Union.
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
We will require additional financing to continue the development of our product candidates through key inflection points and to continue to execute on our business plan. See “Risk Factors—Our auditors’ report expresses doubt about our ability to continue as a going concern.”
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
Overview of RNAi and the siRNA Approach
The mutation of a single gene can cause a chronic disease via the resulting intracellular production of a disease- causing protein (i.e., an abnormal form of the protein of interest), and many chronic and/or fatal disorders are known to result from the inappropriate expression of a single gene or multiple genes. In some cases, genetic disorders of this type can be treated exclusively by “silencing” the intracellular production of the disease-causing protein through well-validated biological approaches like RNA interference (“RNAi”). RNAi employs small nucleic acid molecules to activate an intracellular enzyme complex, and this biological pathway temporarily reduces the production of the disease-causing protein. In the absence of the disease-causing protein, normal cellular function is restored and the chronic disease that initially resulted from the presence of the mutant protein is partially or completely resolved. RNAi is potentially applicable to over 20,000 human genes and a large number of disease-causing microorganism-specific genes.

Figure 1

A small double stranded RNA, or dsRNA, molecule (A, Figure 1), comprising one strand known as the sense strand and another strand known as the antisense strand, which are complementary to each other, is synthesized in the laboratory. These small dsRNAs are called small interfering RNAs, or siRNAs. The sequence of the sense strand corresponds to a short region of the target gene mRNA. The siRNA is delivered to the target cell (B, Figure 1), where a group of enzymes, referred to as the RNA-Induced Silencing Complex, or RISC, process the siRNA (C, Figure 1), where one of the strands (usually the sense strand) is released (D, Figure 1). RISC uses the antisense strand to find the mRNA that has a complementary sequence (E, Figure 1) leading to the cleavage of the target mRNA (F, Figure 1). As a consequence, the output of the mRNA (protein production) does not occur (G, Figure 1). Several companies, including Alnylam Pharmaceuticals Inc. (“Alnylam”) and Arbutus Biopharma Corp. (“Arbutus”) utilize this approach in their RNAi product candidates.
Importantly, many genetic disorders are not amenable to the traditional gene silencing approach outlined in Figure 1, as the diseased cells may produce a mixture of the wild type protein of interest and the disease-causing mutant variant of the protein, and the underlying genetic mutation may be too small to allow for selective targeting of the disease-causing variant of the protein through the use of siRNA-based approaches exclusively. In these cases, it is extraordinarily difficult to selectively silence the disease-causing protein without simultaneously silencing the wild type intracellular protein of interest whose presence is vital to the conduct of normal cellular functions.
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
Our Approach to the Treatment of Genetic Diseases—ddRNAi and Silence and Replace
Our proprietary silence and replace approach to the treatment of genetic diseases combines RNAi with wild type gene replacement to drive sustained silencing of disease-causing genes and concomitant restoration of functional wild type genes following a single administration of the therapeutic agent. Benitec employs ddRNAi in combination with classical gene therapy (i.e., transgene delivery via viral vectors) to overcome several of the fundamental limitations of RNAi.
The silence and replace approach to the treatment of genetic disorders employs adeno-associated viral vectors (“AAVs”) to deliver genetic constructs which may, after a single administration to the target tissues:

•	Chronically express RNAi molecules inside of the target, diseased, cells (to serially silence the intracellular production of mutant, disease-causing, protein and the wild type protein of interest);

•	Simultaneously drive the expression of a wild type variant of the protein of interest (to restore native intracellular biological processes); and

•
AAV vectors can accommodate the multi-functional DNA expression cassettes containing the engineered wild type transgenes and the novel genes encoding short hairpinRNA/microRNA molecules (shRNA/miRNA) that are required to support the development of therapeutic agents capable of the achievement of the goals of the silence and replace approach to therapy.

Our silence and replace technology utilizes proprietary DNA expression cassettes to foster continuous production of gene silencing shRNAs and wild type proteins (via expression of the wild type transgene). A range of viral and non-viral gene therapy vectors can be used to deliver the DNA construct into the nucleus of the target cell and, upon delivery, shRNA molecules are expressed and subsequently processed by intracellular enzymes into siRNA molecules that silence the expression of the mutant, disease-causing protein (Figure 2).
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

•
When the DNA expression cassette is additionally comprised of a wild type transgene, upon entry of the DNA construct into the nucleus of the target cell via the use of the AAV vector, the DNA construct also drives the continuous production of wild type protein (to restore native intracellular biological processes).

Figure 2

Our strategy is to discover, develop and commercialize treatments that leverage the capabilities of ddRNAi and the silence and replace approach to disease management.
For selected product candidates, at the appropriate stage, we may collaborate with large biopharmaceutical companies to further co-develop and, if approved, commercialize our ddRNAi-based and silence and replace- based products to achieve broad clinical and commercial distribution. For specific clinical indications that we deem to be outside of our immediate areas of focus, we will continue to out-license, where appropriate, applications of our ddRNAi and silence and replace technology to facilitate the development of differentiated therapeutics, which could provide further validation of our proprietary technology and approach to disease management.
Our cash and cash equivalents will be deployed to advance our product candidate BB-301 for OPMD, including the natural history lead-in study and Phase 1b/2a BB 301 treatment study, for the continued advancement of development activities for other existing and new product candidates, for general corporate purposes and for strategic growth opportunities.
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
Our Strengths
We believe that the combination of our proprietary ddRNAi technology and our deep expertise in the design and development of genetic medicines, and specifically ddRNAi-based therapeutics, will enable us to achieve and maintain a leading position in gene silencing and gene therapy for the treatment of human disease. Our key strengths include:

•
A proprietary ddRNAi-based silence and replace technology platform that may potentially enable the serial development of single-administration therapeutics capable of facilitating sustained, long-term silencing of disease-causing genes and concomitant replacement of wild type gene function;

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
Our Pipeline
The following table sets forth our current product candidate and the development status:
Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy

BB-301 is under development for the treatment of Oculopharyngeal Muscular Dystrophy and is currently undergoing evaluation in Clinical Trial Application (CTA)-enabling and Investigational New Drug (IND)-enabling studies. BB-301 is the lead pipeline program for Benitec, and the key attributes of BB-301 are outlined in in Figure 3.

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
PABPN1 is a ubiquitous factor that promotes interaction between the poly(A) polymerase and CPSF (cleavage and polyadenylation specificity factor) and, thus, controls the length of mRNA poly(A) tails, mRNA export from the nucleus, and alternative poly(A) site usage. The characteristic genetic mutation underlying OPMD results in trinucleotide repeat expansion(s) within exon 1 of PABPN1 and results in an expanded poly-alanine tract at the N-terminal end of PABPN1. The mutation generates a protein with an N-terminal expanded poly-alanine tract of up to 18 contiguous alanine residues prone to the formation of aggregates called intranuclear inclusions (INIs). The INIs that sequester wild type PABPN1 could also contribute to loss of the function phenotype associated with OPMD.
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
BB-301—Design and Mechanism of Action
BB-301 is designed to target two distinct regions of the PABPN1 mRNA to accomplish gene silencing via the concomitant expression of two distinct shmiRs from a single DNA construct (
Figure 4
). BB-301 is also engineered to drive the simultaneous expression of a codon-optimized, siRNA-resistant, version of the wild type PABPN1 gene
(Figure 4)
.
Figure 4

In collaboration with researchers at the Royal Holloway University of London and the Institut de Myologie in Paris, we developed a ddRNAi construct expressing three shRNAs against three distinct regions of PABPN1 mRNA and observed effective silencing of the PABPN1 gene in vitro
using this ddRNAi construct. Furthermore, as part of this collaboration, we have generated a gene expression construct that produces a siRNA-resistant version of the wild type PABPN1 gene.
In subsequent studies undertaken exclusively by Benitec, a second set of target regions within PABPN1 were identified for therapeutic development and shmiRs designed against these regions. Additional shmiRs have also been designed for the original shRNA developed in collaboration with Royal Holloway University of London and the Institut de Myologie. The ‘silence and replace’ construct, designated BB-301, incorporates the two best performing shmiRs, and the gene expression construct that produces a siRNA-resistant version of the wild type PABPN1 gene, under the control of a muscle-specific promoter. The mechanism of action of BB-301 is shown in Figure 5.

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
in April 2017.
In subsequent studies, Benitec demonstrated in a key nonclinical model (the A17 mouse model) that a single intramuscular injection of BB-301 results in robust intracellular silencing of PABPN1 protein production and concomitant expression of the normal, biologically functional PABPN1 protein. In the A17 mouse model, the treatment restores muscle strength and muscle weight to wild type levels and improves other physiological hallmarks of the disease (Figure 6a, Figure 6b, Figure 6c, Figure 6d):

•
Multiple A17 animal cohorts received single doses of BB-301 (over a range of doses spanning 4x108 vg/muscle-to-7.5x1011 vg/muscle) and, following BB-301 administration, each cohort was observed for 14-weeks

•
BB-301 was injected into the Tibialis Anterior (TA) muscle of 10 week old-to-12 week old animals and, 14-weeks post administration, each A17 cohort was anesthetized and the contractile properties of the injected TA muscles were analyzed via in-situ muscle electrophysiology

•
Intermediate doses of BB-301 resulted in 75% silencing of PABPN1 and 26% replacement of wild type PABPN1 activity, leading to full restoration of muscle strength, clearance of INIs, and a reduction of fibrosis

•
An additional experiment conducted over the course of 20-weeks demonstrated that more modest doses of BB-301 (which supported only partial resolution of the disease phenotype at week-14) were, surprisingly, able to facilitate significant benefit at 20-weeks, as evidenced by restoration of parameters relating to muscle strength, weight and INI formation

Figure 6a. Dose-Dependent shRNA Expression

Figure 6b. Dose-Dependent PABPN1 Inhibition and Transgene Expression

Figure 6c. Dose-Dependent Decreases in Intranuclear Inclusions

Figure 6d. Dose-Dependent Increases in Muscle Force

Restoration of muscle strength was assessed by muscle contractility measurements in response to a series of induced impulses that ranged from 10 to 180 Hz
Ongoing Development Activities for BB-301
On July 8, 2020, Benitec announced the initiation of the BB-301 Pilot Dosing Study in large animal subjects.

The BB-301 Pilot Dosing Study was the first of two planned CTA-enabling and IND-enabling studies that were designed to be conducted in large animals. The BB-301 Pilot Dosing Study was carried out under the guidance of the scientific team at Benitec, with key elements of the study design and execution conducted in close collaboration with a team of leading experts in both medicine and surgery that have been deeply engaged in the treatment of OPMD patients for several decades. The BB-301 Pilot Dosing Study, along with the subsequent GLP Toxicology and Biodistribution Study, were conducted in canine subjects and were carried out to support the validation and optimization of the newly designed method of BB-301 administration, confirm the efficiency of vector transduction and transgene expression in the key tissue compartments underlying the natural history of OPMD, confirm the optimal drug doses in advance of initiation of human clinical studies, and facilitate observation of key toxicological data-points.
The BB-301 Pilot Dosing Study was designed as an 8-week study in Beagle dogs to confirm the transduction efficiency of BB-301 upon administration via direct intramuscular injection into specific anatomical regions of the pharynx through the use of an open surgical procedure. This new route of BB-301 administration was developed in collaboration with key surgical experts in the field of Otolaryngology, and this novel method of BB-301 dosing was implemented to significantly enhance the ability of a treating physician to accurately administer the AAV-based investigational agent to the muscles that underlie the characteristic deficits associated with the progression of OPMD. It is important to note that prior nonclinical studies of BB-301 have reproducibly validated the robust biological activity achieved following direct intramuscular injection. As an example, direct injection of BB-301 into the tibialis anterior muscles of A17 mice facilitated robust transduction of the targeted skeletal muscle cells and supported complete remission of the OPMD disease phenotype in this animal model.
Interim results of the BB-301 Pilot Dosing Study were reported in 2021:
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
The Pilot Dosing Study evaluated the safety and biological activity of two concentrations of BB-301 (1.0+E13 vg/mL and 3.0+E13 vg/mL) across three distinct doses (1.0+E13 vg/mL, 3.0+E13 vg/mL with a low injection volume, and 3.0+E13 vg/mL with a high injection volume) following direct intramuscular injection into the Hypopharyngeus (HP) muscles and the Thyropharyngeus (TP) muscles of Beagle dogs via the use of a proprietary delivery device employed in an open surgical procedure. The HP muscle in Beagle dogs corresponds to the Middle Pharyngeal Constrictor muscle in human subjects, and the TP muscle in Beagle dogs corresponds to the Inferior Pharyngeal Constrictor muscle in human subjects. Atrophy, fibrosis, and the presence of intranuclear inclusions characterize the Middle Pharyngeal Constrictor muscles and the Inferior Pharyngeal Constrictor muscles of human subjects diagnosed with OPMD. BB-301 was injected into the pharyngeal muscles of the Beagle dog subjects only on Day 1 of the Pilot Dosing Study, and the corresponding canine pharyngeal muscles were harvested for analysis after 8 weeks of observation post-dosing. BB-301 dosing was carried out independently by both a veterinary surgeon and a practicing Otolaryngologist who has extensive experience with the provision of palliative surgical care for OPMD patients.

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

•
While the Beagle dog subjects treated in the BB-301 Pilot Dosing Study did not express mutant PABPN1, the level of BB-301-driven gene silencing for the PABPN1 target can be accurately assessed due to the equivalent inhibitory effects of siRNA13 and siRNA17 on both wtPABPN1 and mutant PABPN1.

•	Thus, the wtPABPN1 silencing activity observed in the BB-301 Pilot Dosing Study served as a surrogate for the activity that would be anticipated in the presence of mutant PABPN1.

•
BB-301 has been evaluated in prior nonclinical studies in animals that express mutant PABPN1 and manifest the key signs and symptoms of OPMD and, in these animal models of OPMD, the achievement of PABPN1 silencing levels of 31% inhibition or higher led to resolution of OPMD disease symptoms and correction of the histological hallmarks of OPMD.

Figure 11. PABPN1 Silencing (i.e., “target knock-down”) within Pharyngeal Muscle Tissues

Finally, it is critical to highlight the key methodological distinctions between the recently completed BB-301 Pilot Dosing Study in Beagle dogs conducted by Benitec (i.e., the study described above) and the prior Beagle dog dosing study carried out independently by the previous BB-301 licensee of Benitec. The BB-301 dosing study conducted by the prior BB-301 licensee employed non-ideal routes and methods of BB-301 administration to the target pharyngeal muscle tissues and employed similarly limited analytical methods at the completion of the dosing phase of the study. The Benitec team worked to optimize the route and method of administration of BB-301 and to refine the core analytical methods employed following the completion of dosing.
Following the implementation of these methodological modifications, Benitec demonstrated a 248-fold improvement (+24,650%) in BB-301 transduction of the HP muscle and a 111-fold improvement (+11,027%) in BB-301 transduction of the TP muscle relative to the levels of BB-301 transduction observed by the previous BB-301 licensee (Figure 12).

Figure 12. Impact of Benitec-Initiated Methodological Improvements on the Relative Pharyngeal Muscle Tissue Transduction Levels Achieved for BB-301

Benitec continues to plan for the initiation of the clinical development program for BB-301 in 2H2022
Intellectual Property
Benitec seeks to actively procure rights to and protect the intellectual property and proprietary technology that it believes is important to its business. Such intellectual property rights include patents claiming our ddRNAi and silence and replace technologies, as well as know-how and trade secrets related to our product candidates and proprietary technology.
ddRNAi-based treatment for OPMD
Benitec’s patent portfolio for OPMD includes five patent families relating to shRNA and shmiRs targeting PABPN1 (the causative gene for OPMD), as well as ‘silence and replace’ therapeutics and treatment strategies for OPMD. These five families cover the OPMD therapeutic candidate, BB-301, under development at Benitec, treatment strategies for OPMD that silence PABPN1 which is causative for OPMD and replace with functional PABPN1, and Benitec’s AAV patent family which covers the delivery system for BB-301. BB-301 is a ‘silence and replace’ construct encoding two shmiRs targeting the endogenous PABPN1 (including variants causative of OPMD) internally designated shmiR-13 and shmiR-17, as well as a codon-optimized PABPN1 replacement construct, the transcript of which is not targeted by shmiR-13 and shmiR-17. Both shmiRs and the codon- optimized PABPN1 replacement construct are under the control of a muscle-specific promoter.
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
AAV with modified phospholipase domain
The Benitec patent portfolio includes a single patent family, entitled “
Adeno-associated virus (AAV) with modified phospholipase domain
,” which relates to an AAV having a modified phospholipase (PLA2) domain in the capsid. The modified AAV will be used as the delivery system for the OPMD therapeutic.

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

Trademarks
Our trademarks include registrations for company branding and product names for our pipeline in development. The trademarks that we use in connection with our business include the following:

		Application or
Country or Territory	Trademark (program)	Registration number	Status
USA	BENITEC BIOPHARMA	86190065	Registered
USA	SILENCING GENES FOR LIFE	86488147	Registered
Australia	SILENCING GENES FOR LIFE	1448041	Registered
Australia	BENITEC BIOPHARMA	1448046	Registered
Australia	BENITEC—logo	1448052	Registered
Australia	Nervarna	1526478	Registered
Australia	TRIBETARNA	1526479	Registered
Australia	HEPBARNA	1526483	Registered
International Bureau (WIPO) – designating EU; UK and US	GIVING DISEASE THE SILENT TREATMENT	1389399	Registered
USA	BENITEC	86795296	Registered
USA	GIVING DISEASE THE SILENT TREATMENT	79226988	Registered
European Union	BENITEC	14680003	Registered
Australia	BENITEC	1728797	Registered
Australia	BENITEC	1103049	Registered
Australia	BENITEC	1103300	Registered
Australia	GIVING DISEASE THE SILENT TREATMENT	1851660	Registered
United Kingdom	BENITEC	3238275	Registered
Manufacturing
The manufacture of the biological products required for gene therapy is complex and difficult. We do not currently own or operate manufacturing facilities for the production of preclinical, clinical or commercial quantities of any of our product candidates. We are exploring long-term manufacturing alliances with a number of potential partners to investigate manufacturing processes in order to produce materials at reasonable scale and cost of goods to support future commercialization efforts. We do not have a long-term agreement with any third- party manufacturer, but we plan to establish such a relationship with an appropriate manufacturer to serve our long-term needs.
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
Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary technology and scientific expertise in gene silencing using ddRNAi provide us with competitive advantages, we face potential competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions and governmental agencies and public and private research institutions that may develop potentially competitive products or technologies. We are aware of several companies focused on developing gene therapy or gene silencing product candidates, including Alnylam, Arbutus and Arrowhead.
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
We anticipate that we will face intense and increasing competition as new products enter the market and advanced technologies become available. We expect any treatments that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of competition and the availability of reimbursement from government and other third party-payers.
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
Even if a product candidate receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of an onerous REMS, restrictions on distribution, or post- marketing study requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.
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
In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, was enacted. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, in August, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes, in part, provisions to lower certain products’ costs for Medicare beneficiaries. Beginning in 2023, if a manufacturer of any of our products increases the prices for the products faster than inflation for such products used by Medicare beneficiaries, then the manufacturer would be required to pay rebates to Medicare. If we establish any relationships with manufacturers for our products, and if our products are used by Medicare beneficiaries, manufacturers would be required to pay rebates to Medicare or else face a penalty fine representing the difference between the actual and the inflated price. Depending on the financial aspects of our relationships with manufacturers for such products, we may incur additional compliance costs which could impact our financial results.

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
Employees
As of June 30, 2022, we had 18 full-time employees, 7 of whom have a Ph.D., 4 have Masters Degrees and 2 have Biotechnology Certificates, for a total of 13 with post-graduate degrees. Of these full-time employees, 15 are engaged in research and development activities and 3 are engaged in finance, legal, human resources, facilities and general management. None of our employees is represented by any labor union. As of June 30, 2022, 17 employees were located in the United States of America, and 1 employee was located in Australia.
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

•	Our auditors’ report expresses doubt about our ability to continue as a going concern;

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
As of June 30, 2022, we had accumulated losses of $148.3 million. We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we and our predecessor have financed our operations primarily through the issuance of equity securities, research and development grants from the Australian government and payments from our collaboration partners. We do not expect to generate any significant revenue for the foreseeable future, and we expect to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for product candidates. The amount of our future net losses is uncertain and will depend, in part, on the rate of our future expenditures. Our ability to continue operations will depend on, among other things, our ability to obtain funding through equity or debt financings, strategic collaborations or additional grants.
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
As of June 30, 2022, our cash and cash equivalents were $4.1 million. We estimate that without additional financing, our existing cash and cash equivalents will not be sufficient to fund our operations for the next twelve months after the date this Annual Report is filed. (see “ –
Our auditors’ report expresses doubt about our ability to continue as a going concern.”
). Our operating plan may require changes and delays as a result of such liquidity issues. We may need to seek additional funds sooner than planned, through public or private equity or debt financings, government grants or other third-party funding, strategic alliances and licensing arrangements or a combination of these approaches. In addition, because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In any event, we will require additional capital to obtain regulatory approval for our product candidates and to commercialize any product candidates that receive regulatory approval.
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
Our auditors’ report expresses doubt about our ability to continue as a going concern.
Our independent auditors’ report on our June 30, 2022 financial statements included in this Annual Report includes a statement raising substantial doubt about our ability to continue as a going concern. We have recurring net losses, which have resulted in an accumulated deficit of $148.3 million as of June 30, 2022 and $130.1 million as of June 30, 2021. We have incurred a net loss of $18.2 million for the fiscal year ended June 30, 2022 and $13.9 million for the fiscal year ended June 30, 2021. At June 30, 2022 and June 30, 2021, we had cash and cash equivalents of $4.1 million and $19.8 million, respectively. The Company does not have adequate liquidity to fund its operations for the next 12 months without raising additional funds and the success of raising such additional capital is not solely within the control of the Company. These factors raise substantial doubt about our ability to continue as a going concern.
We will continue to seek to raise additional working capital through public equity, private equity or debt financings. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.
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
We have concentrated our product research and development efforts on our ddRNAi technology and silence and replace technology, and our future success depends on successful clinical development of these technologies. We plan to progress our product candidates using our ddRNAi technology and our silence and replace technology for the treatment of the life-threatening conditions of OPMD.
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
If the results of our current or any future clinical trials are inconclusive or if there are safety concerns or adverse events associated with our product candidates, we may:

•	fail to obtain, or be delayed in obtaining, marketing approval for our product candidates;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	need to change the way the product is administered;

•	be required to perform additional clinical trials to support approval or be subject to additional post- marketing testing requirements;

•	have regulatory authorities withdraw their marketing approval of the product after granting it;

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
Even if we complete the necessary preclinical studies and clinical trials, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a narrower indication than we expect.
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
The COVID-19 pandemic and other public health crises may materially and adversely affect our business, financial condition and results of operations. The development and commercialization of our products is dependent on the efforts of our third-party collaborators, as we rely on third parties to conduct our preclinical studies and clinical trials, and for our supply of research and development, preclinical and clinical development biologics and other materials. Accordingly, our operations and supply chain could be subject to significant disruptions to the extent that our third-party partners are impacted by the COVID-19 pandemic or the associated governmental actions. There may be related restrictions or delays with respect to clinical trials and preclinical studies, as well as the export, import or shipment of raw materials, drug substance or drug product that could materially delay our business or clinical trials.
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
We are aware of multiple companies that are working in the field of RNAi therapeutics, including Alnylam, Arbutus, Arrowhead, Silence Therapeutics plc, RXi Pharmaceuticals Corporation, and Quark Pharmaceuticals, Inc. Some of our current product candidates, if approved, would compete with approved and currently marketed treatments.

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
In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, each enacted in March 2010, as amended, or the ACA, greatly expanded health insurance coverage in the United States, but has also been the target of litigation and Congressional reform efforts since its adoption, including unsuccessful efforts to seek repeal of the entire ACA. While efforts to strike down the ACA in the courts currently seem stalled, uncertainty regarding the future of the ACA remains, including with respect to legislative efforts. Any significant efforts at the federal or state levels to reform the healthcare system by changing the way healthcare is provided or funded—including through the expansion of Medicare to larger sections of the population—could have a material impact on our business.
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
On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the 2017 Cuts and Jobs Act (the “Tax Act”). Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, although it is unclear when the Supreme Court will make a decision. It is also unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock, warrants and pre-funded warrants. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in U.S. tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge our investors to consult with their legal and tax advisors regarding the implications of potential changes in U.S. tax laws on an investment in our common stock, warrants and pre-funded warrants.

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
From time to time, we may consider additional strategic transactions, such as collaborations, acquisitions, asset purchases or sales and out- or in-licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborators is significant, and the negotiation process is time- consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new or existing collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator discontinues the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our expenditures, pose significant integration or implementation challenges or disrupt our management or business.

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
Cyber-attacks, breaches, interruptions or other data security incidents could result in legal claims or proceedings, liability under federal or state laws that protect the privacy of personal information, regulatory penalties, significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. In the United States, notice of breaches must be made to affected individuals, the U.S. Secretary of the Department of Health and Human Services, or HHS, and for extensive breaches, notice may need to be made to the media or U.S. state attorneys general. Such a notice could harm our reputation and our ability to compete. HHS has the discretion to impose penalties without attempting to resolve violations through informal means. In addition, U.S. state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. There can be no assurance that we, our collaborators, CROs, vendors, and any other business counterparties will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all breakdowns, service interruptions, attacks or breaches of systems. In addition, we do not maintain standalone cyber-security insurance and have limited insurance coverage in the event of any breach or disruption of our or our collaborators’, CROs’, or vendors’ systems, including any unauthorized access or loss of any personal data that we may collect, store or otherwise process. The costs related to significant security breaches or disruptions could be material and exceed the limits of any insurance coverage we may have. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, including data related to our personnel, we could incur liability and the further development and commercialization of our product candidates could be delayed and our business and operations could be adversely affected and/or could result in the loss or disclosure of critical or sensitive data, which could result in financial, legal, business or reputational harm to us.

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
As of June 30, 2022, we had $4.1 million in cash and cash equivalents. We historically have invested substantially all of our available cash and cash equivalents in cash deposits meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, which would have a negative effect on our financial results. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.
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
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or other jurisdictions. In addition, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may initiate opposition, interference, re-examination, post-grant review, inter parties review, nullification or derivation action in court or before patent offices or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated. Furthermore, even if our patents and patent applications are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties.
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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions and inter parties review proceedings before the USPTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
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
In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third- party intellectual property rights, our business, financial condition and prospects for growth could suffer.
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
We have a limited number of unreserved, authorized shares.
If we seek equity financing we may need to use a significant percentage of our unreserved authorized shares of common stock in such an offering, and would therefore need stockholder approval to implement an increase in our authorized shares of common stock or a reverse stock split in order to issue additional shares of common stock in the future. Our certificate of incorporation and the Delaware General Corporation Law, or the DGCL, currently require the approval of stockholders holding not less than a majority of all outstanding shares of capital stock entitled to vote in order to approve an increase in our authorized shares of common stock or a reverse stock split. There are no assurances that stockholder approval will be obtained, in which event we will be unable to raise additional capital through the issuance of shares of common stock to fund our future operations.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our corporate headquarters and our research and development facility is located in Hayward, California, and consists of approximately 7,295 square feet of leased office space under a lease that expires in June 2025.
Management believes that these facilities are suitable and adequate to meet our anticipated needs.
Item 3. Legal Proceedings.
We are not currently a party to any material legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on Nasdaq under the symbol “BNTC.” On August 15, 2022, the closing sale price of our common stock as reported on Nasdaq was $0.845 per share.
Holders
As of August 15, 2022, we had approximately 3,313 record holders of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.
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
Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of financial condition and operating results together with our consolidated financial statements and the related notes and other financial information included in Item 8 in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth in the section of the Annual Report captioned “Risk Factors” and elsewhere in this Annual Report, our actual results may differ materially from those anticipated in these forward- looking statements.
Overview
We endeavor to become the leader in discovery, development, and commercialization of therapeutic agents capable of addressing significant unmet medical need via the application of the silence and replace approach to the treatment of genetic disorders.
Benitec Biopharma Inc. (“Benitec” or the “Company” or in the third person, “we” or “our”) is a development- stage biotechnology company focused on the advancement of novel genetic medicines with headquarters in Hayward, California. The proprietary platform, called DNA-directed RNA interference, or ddRNAi, combines RNA interference, or RNAi, with gene therapy to create medicines that facilitate sustained silencing of disease- causing genes following a single administration. The Company is developing ddRNAi-based therapeutics for chronic and life-threatening human conditions including Oculopharyngeal Muscular Dystrophy (OPMD).
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
Certain of our research and development efforts are conducted globally, including the ongoing development of our silence and replace therapeutic for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), and will be dependent upon our ability to initiate preclinical and clinical studies despite the ongoing COVID-19 pandemic. As we continue to actively advance our preclinical programs, including our ongoing tissue transduction studies for BB-301, we are in close contact with our principal investigators and preclinical trial sites, which are primarily located in France, and are assessing the impact of COVID-19 on our studies and the expected development timelines and costs of all of our product candidates, on an ongoing basis. In light of developments relating to the COVID-19 global pandemic since the beginning of the outbreak, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s industry guidance for conducting clinical trials, we have experienced delays to the original timeline regarding the initiation and anticipated completion of the ongoing BB-301 IND-enabling development work. The initiation of the BB-301 tissue transduction study, which represents a key component of the IND-enabling work, was initially delayed by several months, however, the study has been recently initiated and the dosing of the initial preclinical cohorts has proceeded without incident. We will continue to evaluate the impact of the COVID-19 pandemic on our business and expect to reevaluate the timing of our anticipated preclinical and clinical milestones as we learn more and the impact of COVID-19 on our industry becomes more clear.
We had also implemented work-from-home measures for the majority of our employees, resulting in a reduction of laboratory work and a halt of non-essential business travel. As we transition our employees back to our premises, there is a risk that COVID-19 infections occur at our offices or laboratory facilities and significantly affect our operations. Additionally, if any of our critical vendors are impacted, our business could be affected if we become unable to timely procure essential equipment, supplies or services in adequate quantities and at acceptable prices.
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
Explanatory Paragraph in the Auditors’ Report About the Company’s Ability to Continue as a Going Concern
The independent auditors’ report on our June 30, 2022 financial statements included in this Annual Report states that the Company’s historical losses and net cash used in operations raise substantial doubts about the Company’s ability to continue as a going concern. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations. In order to improve the Company’s liquidity, the Company’s management is actively pursuing additional financing through discussions with investment bankers, financial institutions and private investors. There can be no assurance the Company will be successful in its effort to secure additional financing. Our ability to continue as a going concern is subject to our ability to develop profitable operations. We are devoting substantially all of our efforts to developing our business and raising capital. Our net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.
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
Results of Operations
Revenues from customers
In the fiscal year ended June 30, 2021, the Company generated funds primarily from capital raising activities. The Company has not generated any revenues from the sales of products. Revenues from licensing fees and interest income are included in the revenue from customers line item on our statements of operations and comprehensive income (loss). Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies.

The following table sets forth a summary of our revenues for each of the periods set forth below:

	Year Ended June 30,
	2022	2021
	(US$’000)
Revenues from customers	$73	$59
Total revenues	$73	$59
During the year ended June 30, 2022, the Company recognized $73 thousand in customer revenues, as compared to $59 thousand for the comparable year ended June 30, 2021. The increase in revenues from customers is due to the increase in licensing and royalty revenues in the current year.

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
Expenses
The following table sets forth a summary of our expenses for each of the periods set forth below:

	Year Ended June 30,
	2022	2021
	(US$’000)
Expenses:
Royalties and license fees	$9	$123
Research and Development	11,272	7,020
General and Administrative	6,646	6,512

Total expenses	17,927	13.655

During the year ended June 30, 2022, we incurred $9 thousand in royalties and license fees, as compared to $123 thousand for the comparable year ended June 30, 2021. The change is primarily due to a decrease in license fees.
During the year ended June 30, 2022, we incurred $11.272 million in research and development expenses, as compared to $7.020 million for the comparable year ended June 30, 2021. The increase in research and development expenses relates primarily to the OPMD project. The Company concluded the BB-301 Regulatory Toxicology Study and the Parallel Assay Method Development, Qualification, and Validation project, and continued with the GMP Manufacturing project.
General and administrative expense was $6.646 million and $6.512 million for the years ended June 30, 2022 and 2021, respectively. The increase for the year relates primarily to legal costs, combined with higher NASDAQ filing fees and share-based compensation expense.
Other Income (Loss)
The following table sets forth a summary of our other income (loss) for each of the periods set forth below:

	Year Ended June 30,
	2022	2021
	(US$’000)
Other Income (Loss):
Foreign currency transaction loss	(232)	(333)
Interest expense, net	(32)	(6)
Other income (expense), net	(79)	37
Unrealized gain (loss) on investment	(11)	16

Total other loss, net	(354)	(286)

The other loss, net during the year ended June 30, 2022 totaled ($354) thousand, which consists of foreign currency transaction loss, interest expense, other income, and unrealized gain (loss) on investment. During the year ended June 30, 2021, other income (loss) totaled ($286) thousand. Foreign currency transaction loss has decreased due to a change in foreign exchange rates. Interest expense, net increased due to higher interest expense resulting from extension of the Company’s lease to June 2025. Other income (expense), net became an expense due to the discontinuation of COVID-19 stimulus incentives from the Australian government, combined with higher state taxes. Unrealized gain (loss) on investment was due to lower fair market values of the Company’s investments.

Liquidity and Capital Resources
The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995, except for the year ended June 30, 2019 where we had net income of $2.609 million and generated positive cash flows of $4.790 million from operating activities. The Company had accumulated losses of $148.3 million as of June 30, 2022. We expect that our research and development expenses may increase due to the continued development of the OPMD program.
We had no borrowings for the years ended June 30, 2022 and 2021 and do not currently have a credit facility.
As of June 30, 2022, we had cash and cash equivalents of $4.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts. Our short-term investments consist of term deposits with maturity within 180 days.
The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Year Ended June 30,
	2022	2021
	(US$’000)
Net cash provided by (used in):

Operating activities	$(15,899)	$(12,832)
Investing activities	(13)	(221)
Financing activities	—	22,522
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	204	499

Net increase (decrease) in cash, cash equivalents, and restricted cash	$(15,708)	$9,968

Operating activities
Net cash used in operating activities for the year ended June 30, 2022 was $15.899 million. Net cash used in operating activities for the year ended June 30, 2021 was $12.832 million. Net cash used in operating activities was primarily the result of our net loss, change in working capital, depreciation and amortization, and share-based compensation expense.
Investing activities
Net cash used in investing activities for the years ended June 30, 2022 and 2021 was $13 thousand and $221 thousand, respectively, and primarily related to purchases of equipment.
Financing activities
Net cash provided by (used in) financing activities was zero and $22.522 million for the years ended June 30, 2022 and 2021, respectively. For the year ended June 30, 2021, cash from financing activities related to the issuance of ordinary shares, including $25.750 million in gross proceeds from the October 2020 and April 2021 Capital Raises and exercise of pre-funded warrants, partially offset by $3.228 million in share issue transaction costs.
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
Unless and until we establish significant revenues from licensing programs, strategic alliances or collaboration arrangements with pharmaceutical companies, or from product sales, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of product candidates and begin to prepare to commercialize any product that receives regulatory approval. We are subject to the risks inherent in the development of new gene therapy products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The Company does not have adequate liquidity to fund its operations for the next twelve months without raising additional funds and the success of raising such additional capital is not solely within the control of the Company.
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
Royalties
Revenue from licensees of the Company’s intellectual property reflect a right to use the intellectual property as it exists at the point in time in which the license is granted. Where consideration is based on sales of product by the licensee, revenue is recognized when the customer’s subsequent sales of product occur.
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
Research and Development Expenses
Research and development expenses relate primarily to the cost of conducting clinical and pre-clinical trials. Pre- clinical and clinical development costs are a significant component of research and development expenses. The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in trade and other payables on the consolidated balance sheets and within research and development expenses on the consolidated statements of operations and comprehensive loss.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2022. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Our management, including our principal executive and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022, and has concluded that there was no change that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
(2013)
issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2022.
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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Item 8. Financial Statements and Supplementary Data.
BENITEC BIOPHARMA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Benitec Biopharma Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Benitec Biopharma Inc. and its subsidiaries (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of Matter Regarding Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred a net loss of $18.2 million and $13.9 million, and used cash of $15.9 million and $12.8 million in operating activities during the years ended June 30, 2022 and 2021, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

ACCRUED RESEARCH AND DEVELOPMENT COSTS
Critical Audit Matter Description
As discussed in Notes 2 and 8 to the financial statements, the Company records expenses for research and development activities based on management’s estimates of services received and efforts expended pursuant to contracts with vendors that conduct research and development on the Company’s behalf. The financial terms vary from contract to contract and may result in uneven payment flows as compared with services performed. As a result, the Company is required to estimate research and development expenses incurred during the period, which impacts the amount of accrued expenses related to such costs as of each balance sheet date. Management makes significant judgments and estimates in determining the accrued balance at the end of each reporting period.
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

•
Obtaining an understanding of the Company’s process for estimating the amount of accrued costs incurred by the contract research organizations and contract manufacturing organizations (the “R&D service providers”).

•	Inquiring with Company personnel responsible for overseeing the research and development activities to understand progress of the activities completed to date for selected R&D service providers.

•	Obtaining external confirmations for select R&D service providers as to the completion status for billed and unbilled services and comparing responses to management’s accrual estimates.

•
Performing an analysis of the accuracy of the calculation of estimated accrual and R&D expenses by comparing totals at year end to the actual amounts that were invoiced by the third-party R&D service providers and paid by the Company for selected R&D service providers.

•
Comparing the Company’s estimate of costs incurred as of year-end to a selection of cash disbursements and third-party invoices received after year-end but prior to the issuance of the Company’s financial statements.

/s/ BAKER TILLY US, LLP
We have served as the Company’s auditor since 2020.
Campbell, California
September 2, 202
2

BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	June 30, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$4,062	$19,769
Restricted Cash	14	15
Trade and other receivables	3	25
Prepaid and other assets	741	799

Total current assets	4,820	20,608
Property and equipment, net	222	375
Deposits	25	9
Other assets	135	185
Right-of-use assets	771	202

Total assets	$5,973	$21,379

Liabilities and Stockholders’ Equity
Current liabilities:
Trade and other payables	$1,880	$880
Accrued employee benefits	400	276
Lease liabilities, current portion	252	213

Total current liabilities	2,532	1,369
Lease liabilities, less current portion	559	—

Total liabilities	3,091	1,369
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value—40,000,000 shares authorized; 8,171,690 shares issued and outstanding at June 30, 2022 and 2021	1	1
Additional paid-in capital	152,453	151,583
Accumulated deficit	(148,327)	(130,119)
Accumulated other comprehensive loss	(1,245)	(1,455)

Total stockholders’ equity	2,882	20,010

Total liabilities and stockholders’ equity	$5,973	$21,379

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended June 30,
	2022	2021
Revenue:
Revenues from customers	$73	$59

Operating expenses
Royalties and license fees	9	123
Research and development	11,272	7,020
General and administrative	6,646	6,512

Total operating expenses	17,927	13,655

Loss from operations	(17,854)	(13,596)
Other income (loss):
Foreign currency transaction loss	(232)	(333)
Interest expense, net	(32)	(6)
Other income (expense), net	(79)	37
Unrealized gain (loss) on investment	(11)	16

Total other loss, net	(354)	(286)

Net loss	$(18,208)	$(13,882)

Other comprehensive income (loss):
Unrealized foreign currency translation gain	210	498

Total other comprehensive income	210	498

Total comprehensive loss	$(17,998)	$(13,384)

Net loss	$(18,208)	$(13,882)

Net loss per share:
Basic and diluted	$(2.23)	$(3.23)

Weighted-average shares outstanding:
Basic and diluted	8,171,690	4,295,416

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2020	1,108,374	$—	$128,827	$(116,636)	$(1,953)	$10,238
Issuance of common stock and pre-funded warrants sold for cash, net of offering costs of $3,228	6,504,154	1	22,518	—	—	22,519
Exercise of pre-funded warrants	559,162	—	3	—	—	3
Share-based compensation	—	—	634	—	—	634
Forfeitures of share-based payments	—	—	(399)	399	—	—
Foreign currency translation gain	—	—	—	—	498	498
Net loss	—	—	—	(13,882)	—	(13,882)

Balance at June 30, 2021	8,171,690	$1	$151,583	$(130,119)	$(1,455)	$20,010
Share-based compensation	—	—	870	—	—	870
Foreign currency translation gain	—	—	—	—	210	210
Net loss	—	—	—	(18,208)	—	(18,208)

Balance at June 30, 2022	8,171,690	$1	$152,453	$(148,327)	$(1,245)	$2,882

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,208)	$(13,882)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	167	231
Amortization of right-of-use assets	225	193
Unrealized (gain) loss on investment	10	(16)
Share-based compensation expense	870	634
Changes in operating assets and liabilities:
Trade and other receivables	1	28
Prepaid and other assets	62	(4)
Trade and other payables	1,090	55
Accrued employee benefit payable	80	121
Lease liability	(196)	(192)

Net cash used in operating activities	(15,899)	(12,832)

Cash flows from investing activities:
Purchases of property and equipment	(13)	(221)

Net cash used in investing activities	(13)	(221)

Cash flows from financing activities:
Proceeds from issues of shares and pre-funded warrants	—	25,750
Share issue transaction costs	—	(3,228)

Net cash provided by financing activities	—	22,522

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	204	499

Net increase (decrease) in cash, cash equivalents, and restricted cash	(15,708)	9,968
Cash, cash equivalents, and restricted cash at beginning of year	19,784	9,816

Cash, cash equivalents, and restricted cash at end of year	$4,076	$19,784

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$4,062	$19,769
Restricted cash	14	15

Total cash, cash equivalents, and restricted cash	$4,076	$19,784

Supplemental disclosure of cash flow information:
Re-measurement of operating lease right-of-use assets and liabilities	$794	$—

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021
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
On November 27, 2019, BBL announced its intention to re-domicile from Australia to the United States of America. BBL implemented a Scheme of Arrangement pursuant to which Benitec Biopharma Inc, a newly incorporated company for the purpose of effecting the re-domiciliation (“the Re-domiciliation”), acquired all BBL shares and BBL became a wholly owned subsidiary of Benitec Biopharma Inc. BBL shareholders received one Benitec Biopharma Inc. share for every 300 BBL shares. Holders of BBL’s American Depository Shares, or ADSs (each of which represented 200 ordinary shares), received two shares of the Company’s common stock for every three ADSs held. The re-domiciliation was completed on April 15, 2020 following approval by BBL shareholders at a Scheme Meeting held on March 26, 2020 and by the Supreme Court of Queensland on March 30, 2020.
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
The Company’s fiscal year end is June 30. References to a particular “fiscal year” and the “year ended June 30” are to our fiscal year end June 30 of that calendar year.
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
June 30, 2022 and 2021

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
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s consolidated financial statements include the estimates of useful lives of property and equipment, valuation of the operating lease liability and related right-of-use asset, valuation of equity-based instruments issued for other than cash, the valuation allowance on deferred tax assets, and accrued research and development expense. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

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
Moreover, the current COVID-19 pandemic, which is impacting worldwide economic activity, poses risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time which may delay the start-up and conduct of the Company’s clinical trials, and negatively impact manufacturing and testing activities performed by third parties. Any significant delays may impact the use and sufficiency of the Company’s existing cash reserves, and the Company may be required to raise additional capital earlier than it had previously planned. The Company may be unable to raise additional capital if and when needed, which may result in delays or suspension of its development plans. The extent to which the pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.
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
As of June 30, 2022, and 2021, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2022	June 30, 2021
Exchange rate on balance sheet dates
USD: AUD Exchange Rate	0.6891	0.7506
Average exchange rate for the period
USD: AUD Exchange Rate	0.7254	0.7470
Fair Value Measurements
The Company measures its financial assets and liabilities in accordance with US GAAP using ASC 820,
Fair
Value Measurements.
For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

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
As of June 30, 2022, and 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the consolidated balance sheets.
Restricted cash balances of $14,000 and $15,000 as of June 30, 2022 and June 30, 2021, respectively, secure the Company’s credit cards.
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

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

Depreciation and amortization of property and equipment is calculated using the straight-line basis over the following estimated useful lives:

Software	3 years
Lab equipment	4 years
Computer hardware	3 years
Leasehold improvements	shorter of the lease term or estimated useful lives
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
Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of June 30, 2022 and 2021, there were 845,159 and 809,159 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
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

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

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
Research and Development Expense
Research and development expenses relate primarily to the cost of conducting clinical and pre-clinical trials. Pre- clinical and clinical development costs are a significant component of research and development expenses. The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of pre-clinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in trade and other payables on the consolidated balance sheets and within research and development expenses on the consolidated statements of operations and comprehensive loss.
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

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

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
Prior Period Reclassification
Certain amounts in the prior period have been reclassified to conform with current period presentation.
3. Liquidity
The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal years ended June 30, 2022 and 2021, the Company had a net loss of $18.2 million and $13.9 million, respectively, and net cash used in operations of $15.9 million and $12.8 million, respectively.
As of June 30, 2022, the Company had $4.1
million in cash and cash equivalents. The Company has incurred operating losses and negative cash flows from operations since inception, except for the year ended June 30, 2019. The Company has concluded that substantial doubt exists about its ability to continue as a going concern.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

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
4. Revenue

Revenues from customers (US$’000)	Year ended June 30, 2022	Year ended June 30, 2021
Licensing revenue	$73	$59

Total	$73	$59

The Company recognized licensing revenue over time as the performance obligations were satisfied.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

5. Cash, cash equivalents, and restricted cash

(US$’000)	June 30, 2022	June 30, 2021
Cash at b ank	$4,062	$19,769
Restricted cash	14	15

Total	$4,076	$19,784

6. Prepaid and other assets

(US$’000)	June 30, 2022	June 30, 2021

Prepaid expenses	$871	$967
Market value of listed shares	5	17

Total other assets	876	984
Less: non-current portion	(135)	(185)

Current portion	$741	$799

7. Property and equipment, net

(US$’000)	June 30, 2022	June 30, 2021
Software	$6	$14
Lab equipment	1,343	1,329
Computer hardware	31	26
Leasehold improvements	24	24

Total property and equipment, gross	1,404	1,393
Accumulated depreciation and amortization	(1,182)	(1,018)

Total property and equipment, net	$222	$375

Depreciation and amortization expense was $167,000 and $231,000 for the years ended June 30, 2022 and 2021, respectively.
8. Trade and other payables

(US$’000)	June 30, 2022	June 30, 2021
Trade payable	$422	$274
Accrued License Fees	120	140
Accrued professional fees	131	36
Accrued OPMD project costs	1,089	279
Accrued consultant fees	47	36
Other payables	71	115

Total	$1,880	$880

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

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
The Company has entered into an operating lease for office space under an agreement that expires in 2025. The lease requires the Company to pay utilities, insurance, taxes, and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

The tables below show the changes during the year ended June 30, 2022 and 2021:

(US$’000)	Operating lease right-of- use assets
Initial measurement at July 1, 2020	$395
Amortization of right of use asset	(193)

Balance at June 30, 2021	202
Re-measurement during the period	794
Amortization of right of use asset	(225)

Operating lease right-of-use asset at June 30, 2022	$771

(US$’000)	Operating lease liabilities
Initial measurement at July 1, 2020	$405
Principal payments on operating lease liabilities	(192)

Operating lease liabilities at June 30, 2021	213
Re-measurement during the period	794
Principal payments on operating lease liabilities	(196)

Operating lease liabilities at June 30, 2022	811
Less: non-current portion	559

Current portion at June 30, 202 2	$252

As of June 30, 2022, the Company’s operating lease has a remaining lease term of 2.96 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	June 30, 2022
2023	285
2024	295
2025	291

Total operating lease payments	871
Less imputed interest	(60)

Present value of operating lease liabilities	$811

For the fiscal years ended June 30, 2022 and 2021, total lease expense under operating leases was approximately $260,000 and $208,000, respectively, and was recorded in general and administrative expenses.
10. Stockholders’ equity
Common Stock

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

On October 6, 2020, the Company announced the closing of an underwritten public offering 2,666,644 shares of its common stock at a price to the public of $3.10 per share. The Company also announced that the underwriter fully exercised its over-allotment option to purchase 483,870 additional shares of its common stock at the offering price of $3.10 per share.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

On April 30, 2021, the Company announced the closing of an underwritten public offering of 3,036,366 shares of its common stock at a price to the public of $4.25 per share. The Company also announced that the underwriter exercised the over-allotment option to purchase 317,274 additional shares of its common stock at the offering price of $4.25 per share.
Warrants
On December 6, 2019, the Investors were issued 4 Purchase Warrants that were exercisable into 214,190 fully paid shares of common stock should the Purchase Warrants be exercised in full (“Purchase Warrants”). The exercise price for the Purchase Warrants is US$10.50 per share issued on exercise of a Purchase Warrant. The Purchase Warrants are exercisable, in whole or in part, any time from the date of issue until the fifth anniversary of the date of issue (December 6, 2024). On April 22, 2020, the Company issued 37,417 shares of common stock in connection with a cashless exercise of Purchase Warrants exercisable for 107,095 shares of common stock. The Company did not have an effective registration statement registering the resale of the Warrant Shares by the Holder at the time the Holder wanted to exercise the warrant; therefore, the Holder carried out a cashless exercise. The formula for conducting a cashless exercise was outlined in the Warrant agreement. Based on this formula, the Holder would have been entitled to receive 107,095 shares of common stock if they had exercised the Purchase Warrants for cash. Because of the cashless exercise, the holder received 37,417 shares.
On October 6, 2020, the Company announced the closing of an underwritten public offering of 559,162 shares of common stock underlying pre-funded warrants initially purchased for $3.09 per share and immediately exercisable at $0.01 per share (“Pre-Funded Warrants”). All 559,162 Pre-Funded Warrants issued had been exercised as of June 30, 2021.
The activity related to warrants during for the fiscal years ended June 30, 2022 and 2021, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding and exercisable at July 1, 2020	145,424	29.48

Granted	559,162	3.09

Exercised	(559,162)	3.10
Forfeited	(38,329)	82.50

Outstanding and exercisable at June 30, 2021	107,095	$10.50

Outstanding and exercisable at June 30, 2022	107,095	$10.50

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

Equity Incentive Plan
Employee Share Option Plan
Upon the Re-domiciliation, the Company assumed BBL’s obligations with respect to the settlement of options that were issued by BBL prior to the Re-domiciliation pursuant to the Benitec Officers’ and Employees’ Share Option Plan (the “Plan”). This includes the Company’s assumptions of the Plan and all award agreements pursuant to which each of the options were granted. Each option when exercised entitles the option holder to one share in the Company. Options are exercisable on or before an expiry date, do not carry any voting or dividend rights and are not transferable except on death of the option holder or in certain other limited circumstances . Employee options vest one third on each anniversary of the applicable grant date for three years. If an employee dies, retires or otherwise leaves the organization, and certain other conditions have been satisfied, generally the employee has 12 months to exercise their options, or the options are cancelled. After the Re-domiciliation, no new options have been or will be issued under the Plan.
Equity and Incentive Compensation Plan
On December 9, 2020, the Company’s stockholders approved the Company’s 2020 Equity and Incentive Compensation Plan (the “2020 Plan”). The 2020 Plan provides for the grant of various equity awards. Currently, only stock options are outstanding under the 2020 Plan. Each option when exercised entitles the option holder to one share of the Company’s common stock. Options are exercisable on or before an expiry date, do not carry any voting or dividend rights, and are not transferable except on death of the option holder or in certain other limited circumstances. Employee stock options vest in increments of one-third on each anniversary of the applicable grant date over three years. Non-employee director options vest in increments of one-third on the day prior to each of the Company’s next three annual stockholder meetings following the grant date. If an option holder dies or terminates employment or service due to Disability (as defined in the 2020 Plan), the option holder generally has 12 months to exercise their vested options, or the options are cancelled. If an option holder otherwise leaves the Company, other than for a termination by the Company for Cause (as defined in the 2020 Plan), the option holder generally has 90 days to exercise their vested options, or the options are cancelled. Upon the consummation of a Change in Control (as defined in the 2020 Plan), all unvested stock options will immediately vest as of immediately prior to the Change in Control.
On December 8, 2021, the Company’s stockholders approved an amendment to the 2020 Plan, which increased the number of shares of the Company’s common stock reserved under the 2020 Plan. For the fiscal year ended June 30, 2022, our named executive officers (“NEO’s”) were not granted any equity incentive awards.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

Equity Awards
The activity related to equity awards, which comprised of stock options during the fiscal years ended June 30, 2022 and 2021, respectively, is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2020	70,154	60.42	2.89 years	—
Exercisable at July 1, 2020	41,829	69.81	2.59 years	—
Granted	640,320	3.29
Forfeited	(8,410)	153.79

Outstanding at June 30, 2021	702,064	7.16	8.07 years	—

Exercisable at June 30, 2021	54,158	$47.90	2.09 years	$—

Granted	36,000	2.99	9.45 years	$—
Outstanding at June 30, 2022	738,064	6.95	7.18 years	$—

Exercisable at June 30, 2022	275,174	13.16	6.19 years	$—

F-2
3

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

Equity-based Compensation Expense
The weighted-average grant-date fair value of stock options granted during the years ended June 30, 2022 and June 30, 2021 was $2.60 and $2.68, respectively.
The Company estimated the fair value of each employee equity award on the grant date using the Black-Scholes option- pricing model with the following assumptions:

	Fiscal Year Ended June 30,
	2022	2021
Expected volatility	122.1%	112.0-127.4%
Expected term	6 years	3.5-6 years
Risk-free interest rate	1.36%	0.44-0.55%
Expected dividend yield	—%	—%
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
Share-Based Compensation Expense
The classification of share-based compensation expense for the years ended:

(US$’000)	June 30,
	2022	2021
Research and development	$257	$212
General and administrative	613	422

Total share-based compensation expense	$870	$634

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

As of June 30, 2022, and 2021, there was $522,000 and $1,266,000, respectively, of unrecognized share-based compensation expense related to stock options granted under the Plan and 2020 Plan.
11. Income taxes
Loss before provision for income taxes consisted of the following:

(US$’000)	Year Ended June 30,
	2022	2021
United States	$(17,369)	$7,911
International	(839)	(5,971)

Total	$(18,208)	$(13,882)

The tax effects of significant items comprising the Company’s deferred taxes are as follows:

(US$’000)	June 30,
	2022	2021
Deferred tax assets:

Net operating losses	$17,348	$15,902
Other	348	230
Lease liability	170	45
Share-based compensation	205	88
Intangible assets	250	212

Gross deferred tax assets	18,321	16,477
Less valuation allowance	(17,965)	(16,223)

Deferred tax liabilities:
Right-of-use assets	(162)	(42)
Fixed assets	(43)	(76)
Prepaid expenses	(151)	(136)

Total deferred tax liabilities	(356)	(254)

Net deferred taxes	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. As of June 30, 2022, and 2021, the Company established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

The valuation allowance increased $1,742

during the year ended June 30, 2022. Net operating losses and tax credit carryforwards as of June 30, 2022 are as follows:

(US$’000)	Amount	Expiration Years
Net operating losses, federal (post-December 31, 2017)	$25,597	Do not expire
Net operating losses, state	4,632	2031-2034
Net operating losses, Australia	46,596	Do not expire
The effective rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended June 30,
	2022	2021
Statutory rate	21.00%	21.00%
Permanent differences	(0.22%)	(8.9%)
Share-based payments	(0.36%)	(0.32%)
Change in valuation allowance	(20.55%)	(13.9%)
Foreign tax rate differential	0.13%	2.12%

Total	(0.00%)	(0.00%)

The Company is subject to taxation in the U.S., various state jurisdictions and Australia. The Company’s tax returns for the tax years 2014 through 2021 are open and are subject to examination by federal taxing authorities and the Company’s tax returns for tax years 2011 through 2021 are subject to examination by state taxing authorities. The Company is not currently undergoing a tax audit in any federal, state or Australian jurisdiction. The Company does not have any uncertain tax benefits “(UTBs)” as of June 30, 2022 and does not expect its UTBs to change significantly over the next 12 months.
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

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

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
The CARES Act also provides other non-tax benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the fiscal year ended June 30, 2022.
On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, which suspends the use of net operating losses (NOL) and limits the use of research tax credits for 2020, 2021 and 2022, respectively. However, on February 9, 2022, Governor Gavin Newsom signed CA SB 113 (SB 113) into law. The legislation shortens the suspension period for deducting NOL. The suspension of deductions of California NOLs applied to California taxpayers with net business income of

$
1
million or more for tax years beginning on or after
January 1, 2020
, and before
January 1, 2023
.
The Company evaluated the impact of the new legislation and determined that it did not materially impact the Company’s income tax provision for the fiscal year ended June 30, 2022.
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
There are no contingent liabilities as of June 30, 2022 and 2021, respectively. See Note 9 above for lease commitments.
13. Related party transactions
During the year ended June 30, 2022, the Company had entered into related party transactions with Francis Abourizk Lightowlers for legal fees totaling $1 thousand. Peter Francis, a non-executive director of the Company is a partner at Francis Abourizk Lightowlers.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2022 and 2021

14. Loss per share

	Year Ended June 30,
	2022	2021
Net loss attributable to common stockholders (US$’000)	($18,208)	($13,882)
Weighted average number of shares used in calculating basic and diluted earnings per share	8,171,690	4,295,416

Basic and diluted loss per share	($2.23)	($3.23)

Outstanding warrants and options amounting to 845,159 and 809,159 to acquire common stock are considered anti-dilutive for the fiscal years ended June 30, 2022 and June 30, 2021.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The following table sets forth information covering our current directors and executive officers.

Name	Age	Position
Jerel Banks	47	Chief Executive Officer, Director
Megan Boston	50	Executive Director, Director
J. Kevin Buchi(1)(2)(3)	67	Director
Peter Francis(1)(2)(3)	66	Director
Edward Smith (1)(2)(3)	51	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.
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
Edward Smith
has been a director since April 2020. Edward brings more than 20 years of experience in executive finance and operations leadership in the biotechnology industry to our Board. Edward served as the Chief Financial Officer of LAVA Therapeutics N.V. (Nasdaq: LVTX), a clinical stage pharmaceutical company focused on developing novel immuno-oncology therapeutics. Prior to that, he served as Chief Financial Officer of Marinus Pharmaceuticals, Inc. (Nasdaq: MRNS), a clinical-stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat patients suffering from rare seizure disorders, and PolyMedix, Inc., a clinical stage pharmaceutical company focused on developing a novel class of antibiotics for the treatment of infectious diseases. Before his time at PolyMedix, Inc. he served as the executive director of finance at InKine Pharmaceutical Company, Inc. and held various positions in public accounting, most recently in the audit practice of Deloitte.
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

III-2

The Company’s Certificate provides that the Board is divided into three classes with staggered three-year terms. Only one class of directors is elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms. The Board is designated as follows:

•	Mr. Smith is a Class I director, and his current term will expire at the annual meeting of stockholders to be held in 2023;

•	Messrs. Buchi and Francis are Class II directors, and their current terms will expire at the annual meeting of stockholders to be held in 2024; and

•	Mr. Banks and Ms. Boston are Class III directors, and their current terms will expire at the annual meeting of stockholders to be held in 2022.
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
Compensation Committee
:
The Compensation Committee establishes and administers the Company’s policies, programs and procedures for compensating and providing benefits to its executives and Board. The Compensation Committee’s responsibilities and duties are set forth in the Compensation Committee Charter (a copy of the Compensation Committee Charter is available on the Company’s website at
https://ir.benitec.com/corporate-governance/ governance-documents)
. The Compensation Committee’s responsibilities specifically include reviewing and approving the goals and objectives relevant to the chief executive officer’s and other executive officers’ compensation, evaluating the performance of the chief executive officer and other executive officers in light of those goals and objectives, and making recommendations to the Board with respect to non-employee director compensation. The Compensation Committee is also responsible for making recommendations to the Board with respect to incentive compensation plans and equity-based incentive compensation plans.

III-3

Our Compensation Committee met four times during the last fiscal year. The current members of our Compensation Committee are Messrs. Francis (Chairman), Buchi and Smith. Our Board has determined that all members of our Compensation Committee are “independent” as defined under the rules of the SEC and the listing standards of Nasdaq.
No member of our Compensation Committee is or has been our current or former officer or employee. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our Compensation Committee during the fiscal year ended June 30, 2022.
Role of Compensation Consultant
In 2021, the Compensation Committee retained Radford (AON) (“Radford”) to provide advice to the Compensation Committee with respect to the compensation of our non-employee directors and executive officers. Radford also provided advice with respect to the amendment of the Company’s 2020 Equity and Incentive Compensation Plan, the Company’s peer group, certain governance matters, and market trends.
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
Our named executive officers, or our “NEOs”, for the fiscal year ended June 30, 2022 were Dr. Jerel A. Banks, our Executive Chairman and Chief Executive Officer, and Megan Boston, our Executive Director.
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
Summary Compensation Table
The following table sets forth information regarding compensation earned by our NEOs during the fiscal year ended June 30, 2022 and the fiscal year ended June 30, 2021:

Named Executive Officer and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)		Option Awards ($)(3)	All Other Compensation ($)		Total ($)
Dr. Jerel A. Banks, M.D. Ph.D.	2022	505,682				34,282	(5)	539,964
Executive Chairman and Chief Executive Officer	2021	439,583	225,000		705,375	33,105	(5)	1,403,063

Megan Boston	2022	309,382				20,074	(6)	329,456
Executive Director	2021	269,837	111,340	(4)	352,686	17,928	(6)	751,791

(1)
Ms. Boston’s salary was paid in Australian dollars and has been converted to U.S. dollars using a conversion rate of A$1.00 to $0.73, and A$1.00 to $0.747, for the fiscal years ended June 30, 2022 and June 30, 2021, respectively. From July 1, 2021 through September 15, 2021, Dr. Banks’s and Ms. Boston’s received salaries of $439,583 and $269,837 ) (converted using a conversion rate of A$1.00 to $0.747), respectively. As of September 16, 2021, Dr. Banks’s and Ms. Boston’s annual base salary rate was increased to $520,000 and $A435,000 ($317,550) (converted using a conversion rate of A$1.00 to $0.73), respectively.

(2)
In respect of the fiscal year ended June 30, 2021, the Compensation Committee paid discretionary annual bonuses to Dr. Banks and Ms. Boston. The amount of such bonuses was paid in the fiscal year ended June 30, 2022. The amount of cash bonuses earned in respect of the fiscal year ended June 30, 2022 is not calculable through the latest practicable date. The Compensation Committee expects to determine such bonuses in November 2022, and the amounts of these bonuses will be disclosed in a filing by the Company in a Current Report on Form 8-K under Item 5.02(f) once the amounts are determined.

(3)	The NEOs were not awarded any option awards in the fiscal year ended June 30, 2022.
(4)
Ms. Boston’s performance-based cash bonus in respect of fiscal year ended June 30, 2021 was paid in Australian dollars and has been converted to U.S. dollars using a conversion rate of A$1.00 to $0.73.

(5)	Amounts reflect company-paid health and life insurance premiums.
(6)
Amounts reflect the Company’s compulsory contributions to Ms. Boston’s superannuation account. The superannuation contributions were paid in Australian dollars and were converted to U.S. dollars using a conversion rate of A$1.00 to $0.73, and A$1.00 to $0.747, for the fiscal years ended June 30, 2022 and June 30, 2021, respectively.

III-5

Narrative Disclosure to Summary Compensation Table
Annual Base Salary
We use base salaries to recognize the experience, skills, and responsibilities required of all of our employees, including our NEOs. Base salaries are reviewed annually by our Board. From July 1, 2021 through September 15, 2021, the annual base salaries for each of Dr. Banks and Ms. Boston were $450,000 and A$381,300 ($284,831) (Ms. Boston’s salary has been converted using a conversion rate of A$1.00 to $0.747), respectively. On September 15, 2021, the Board, as part of its annual base salary review process, approved annual base salary increases for the NEOs. Base salaries were increased with the intention to bring salaries further in line with what the Board considered to be competitive compensation for similarly situated executives of comparable companies. Effective September 16, 2021, Dr. Banks’s and Ms. Boston’s annual base salaries were increased to $520,000 and $A435,000 ($317,550) (Ms. Boston’s salary has been converted using a conversion rate of A$1.00 to $0.73), respectively.
Bonus Compensation
We have awarded our NEOs annual discretionary bonuses. In September 2021, the Compensation Committee awarded our NEOs discretionary bonuses in respect of performance for the fiscal year ended June 30, 2021 based on the Company’s achievement of certain clinical, development and operational milestones. For the fiscal year ended June 30, 2021, the discretionary bonuses paid to our NEOs were based on a target of 50% and 40% of base salary for each of Dr. Banks and Ms. Boston, respectively. The actual annual cash bonuses awarded to our NEOs for fiscal year ended June 30, 2021 performance are set forth above in the “Summary Compensation Table” in the column titled “Bonus.”
In respect of the fiscal year ended June 30, 2022, target annual bonuses for each of Dr. Banks and Ms. Boston remained unchanged, at 50% and 40% of annual base salary, respectively. The actual amount of annual discretionary bonuses for the fiscal year ended June 30, 2022 is not calculable through the latest practicable date. The Compensation Committee expects to determine such bonuses in November 2022, and the amounts of these bonuses will be disclosed in a filing by the Company in a Current Report on Form 8-K under Item 5.02(f) once the amounts are determined.
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
On December 8, 2021, the Company’s stockholders approved an amendment to the 2020 Plan, which increased the number of shares of the Company’s common stock reserved under the 2020 Plan. For the fiscal year ended June 30, 2022, our NEOs were not granted any equity incentive awards.

III-6

Employment Agreements with our NEOs.
We are a party to employment agreements with each of our NEOs. These employment agreements provide for “at will” employment and may be terminated at any time.
Employment Agreement with Dr. Jerel A. Banks, M.D. Ph.D.
In September 2018, Tacere Therapeutics, Inc., a subsidiary of the Company, entered into an employment agreement with Dr. Banks setting forth the terms of his employment as Executive Chairman and Chief Executive Officer of Benitec Limited. In connection with the Re-domiciliation, Dr. Banks was appointed Executive Chairman and Chief Executive Officer of the Company. The agreement provides for Dr. Banks’ employment and sets forth his (i) annual base salary, (ii) discretionary annual bonus, (iii) eligibility to participate in employee benefit plans, (iv) eligibility for accrued paid vacation, (v) expense reimbursements in accordance with Company policy, (vi) eligibility to participate in the Company’s Share Option Plan (as defined below), (vii) post- employment obligations to refrain from soliciting our employees for one year following the end of employment, and (viii) certain non-disparagement obligations. Dr. Banks’ employment agreement also provides for confidentiality of information and ownership of proprietary property restrictions.
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
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding outstanding equity or equity-linked awards for each of our NEOs as of June 30, 2022.

Named Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options (#)— Exercisable	Option Awards Number of Securities Underlying Unexercised Options (#)—Unexercisable	Option Exercise Price ($)	Option Expiration Date
Dr. Jerel A. Banks, M.D. Ph.D.	12/9/2020(1)(2)	94,781	189,564	2.98	12/9/2030
Executive Chairman and Chief Executive Officer	6/26/2018(2)(3)	33,333	—	50.56	6/25/2023

Megan Boston	12/9/2020(1)(2)	47,390	94,782	2.98	12/9/2030
Executive Director	3/12/2019(2)(3)	16,666	—	42.47	3/11/2024

(1)	The option awards were granted under the 2020 Plan.
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
DIRECTOR COMPENSATION
The following table shows the total compensation paid to the Company’s directors for the year ended June 30, 2022.

Name	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
J. Kevin Buchi	64,000	31,200	—	95,200
Peter Francis	59,078	31,200	5,922	96,200
Edward F. Smith	56,500	31,200	—	87,700

(1)	For information regarding the compensation of Dr. Banks and Ms. Boston, see “Summary Compensation Table.”
(2)	Fees paid to Mr. Francis were paid in Australian dollars and have been converted to U.S. dollars using a conversion rate of A$1.00 to $0.73 for the fiscal year ended June 30, 2022.
(3)
Amount represents the aggregate grant date fair value of stock and option awards granted by the Company in the fiscal year ended June 30, 2022, computed in accordance with FASB ASC Topic 718. For further information on how we account for stock-based compensation, see Note 10 to the Company’s consolidated financial statements for the year ended June 30, 2022 included in this Annual Report. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual amounts, if any, that will be recognized by the directors.

(4)	For information regarding other compensation of all directors, see “Narrative Disclosure to Director Compensation Table”
For each director, the aggregate number of option awards outstanding at fiscal year-end for the year ended June 30, 2022 is set forth below:

Name	Option Awards (#)
J. Kevin Buchi	35,601
Peter Francis	35,601
Edward F. Smith	35,601

III-9

Narrative Disclosure to Director Compensation Table
Upon their appointment as executive officers and employees, Dr. Banks and Ms. Boston no longer receive annual fees with respect to their service on the Board.
The annual fees for the fiscal year ended June 30, 2022 paid to our non-employee directors were:

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
In addition to the cash fees paid to our non-employee directors, the Board granted each of Messrs. Buchi, Francis and Smith 12,000 option awards on December 8, 2021. The option awards vest in three substantially equal installments on the day prior to each of the Company’s next three annual stockholder meetings occurring immediately following December 8, 2021.

III-10

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
PRINCIPAL STOCKHOLDERS
The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of August 15, 2022 by (i) each person or group of persons known by us to beneficially own more than five percent of our common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and executive officers as a group.
The following table gives effect to the shares of common stock issuable within 60 days of August 15, 2022 upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under Section 13 of the Securities Exchange Act and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 8,171,690 shares of common stock outstanding at the close of business on August 15, 2022. Except as otherwise noted below, each person or entity named in the following table has sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns.
Unless otherwise indicated below, the address for each beneficial owner listed is c/o 3940 Trust Way, Hayward, California 94545.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% or Greater Stockholders:
Steven Michael Oliveira(1)	1,000,000	12.2%
Entities affiliated with Suvretta Capital Management, LLC(2)	769,000	9.4%
Entities affiliated with SilverArc Capital Management, LLC(3)	587,499	7.2%
Entities affiliated with Lincoln Park Capital, LLC(4)	423,529	5.2%

Directors and Named Executive Officers:
Jerel A. Banks(5)	128,114	1.6%
Megan Boston(6)	64,389	*
J. Kevin Buchi(7)	12,693	*
Peter Francis(8)	12,903	*
Edward Smith(9)	7,866	*
All Executive Officers and Directors As a Group (5 persons)(10)	225,965	2.8%

*	Represents beneficial ownership of less than one percent of the Company’s outstanding common stock.
(1)
Based on the information included in the Form 4 filed by Steven Michael Oliveira on December 9, 2021. The shares of common stock are held through Nemean Asset Management, LLC. The address of Steven Michael Oliveira is 225 Via Palacio, Palm Beach Gardens, FL, 33418.

III-11

(2)
Based on the information included in the Schedule 13G filed by Suvretta Capital Management, LLC (“Suvretta”) on May 7, 2021, Averill Master Fund, Ltd. (“Averill”) and Aaron Cowen. The address of the principal business office of Suvretta and Mr. Cowen is c/o Suvretta Capital Management, LLC, 540 Madison Avenue, 7th Floor, New York, New York 10022. The address of the principal business office of Averill is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.

(3)
Based on information included in the Schedule 13G filed by SilverArc Capital Management, LLC (“
SilverArc
”) and Devesh Gandhi (“
Gandhi
”) on February 9, 2022. Gandhi is the Sole Member of SilverArc and as such is deemed to be the beneficial owner of these 587,499 shares. SilverArc Capital Alpha Fund I, L.P., a Delaware limited partnership for which SilverArc acts as an investment adviser, may be deemed to beneficially own 33,017 of these 587,499 shares. SilverArc Capital Alpha Fund II, L.P., a Delaware limited partnership for which SilverArc acts as an investment adviser, may be deemed to beneficially own 384,277 of these 587,499 shares. Squarepoint Diversified Partners Fund Limited, a Cayman Island exempted company for which SilverArc acts as investment adviser, may be deemed to beneficially own 96,918 of these 587,499 shares. Atom Master Fund L.P., a Cayman Islands exempted limited partnership for which SilverArc acts as investment adviser, may be deemed to beneficially own 73,287 of these 587,499 shares. The address of the principal business office of SilverArc and Gandhi is 20 Park Plaza, 4th Floor, Boston, Massachusetts 02116.

(4)
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

(5)	Represents stock options to acquire 128,114 shares of common stock that have vested or will vest within 60 days of August 15, 2022.
(6)
Includes 333 shares of common stock held by Boston Super Invest Pty A/C Boston Family Super that Megan Boston has sole voting power over and stock options to acquire 64,056 shares of common stock that have vested or will vest within 60 days of August 15, 2022.

(7)	Includes 4,827 shares of common stock held directly by Mr. Buchi and stock options to acquire 7,866 shares of common stock that have vested or will vest within 60 days of August 15, 2022.
(8)
Includes 4,737 shares of common stock held by the Francis Family Superannuation Fund, 300 shares of common stock held directly by Mr. Francis, and stock options to acquire 7,866 shares of common stock that have vested or will vest within 60 days of August 15, 2022.

(9)	Represents stock options to acquire 7,866 shares of common stock that have vested or will vest within 60 days of August 15, 2022.
(10)	Includes 10,197 shares of common stock and stock options to acquire 215,768 shares of common stock that have vested or will vest within 60 days of August 15, 2022.

III-12

Equity Compensation Plan Information
The following table provides information regarding the number of securities to be issued under our equity plans, the weighted-average exercise price of options issued under our equity plans and the number of securities remaining available for future issuance under our equity plans, in each case as of June 30, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	738,064	$6.95	1,173,680
Equity compensation plans not approved by security holders	—	—	—

Total	738,064	$6.95	1,173,680

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The Company has not had been a participant since July 1, 2021 in a transaction in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive and Director Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.
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

III-13

We have also entered into severance and change in control agreements with certain of our executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with us.
Item 14. Principal Accountant Fees and Services.
The following table sets forth the aggregate fees billed to the Company for services during the fiscal years ended June 30, 2022 and 2021 by our independent registered public accounting firm, Baker Tilly US, LLP (“Baker Tilly”):

Fee Category	2022	2021
Audit Fees(1)	$222,696	$256,500
Audit Related Fees(2)	$16,200	$56,500
Tax Fees(3)	$65,735	$46,465

Total	$304,631	$359,465

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

III-14

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Financial Statements
Reference is made to the Index to the Consolidated Financial Statements included in Item 8 of this report.
Financial Statement Schedules
Required information is included in the notes to the consolidated financial statements.
Exhibit Index

Exhibit Number	Exhibit

2.1	Amended and Restated Scheme Implementation Agreement (incorporated by reference to Exhibit 99.4 of the Current Report on Form 6-K of Benitec Biopharma Limited (File No. 001-37518) furnished on March 18, 2020)

3.1	Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on April 15, 2020)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 17, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 21, 2021)

3.3	Amended and Restated Bylaws of Benitec Biopharma Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on April 15, 2020)

4.1	Form of common stock certificate of Benitec Biopharma Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 15, 2020)

4.2	Form of Purchase Warrant (incorporated by reference to Exhibit 99.4 of the Current Report on Form 6-K of Benitec Biopharma Limited (File No. 001-37518) furnished on September 30, 2019)

4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K filed on September 20, 2021)

10.1	Share Subscription Agreement, dated October 24, 2016, between Nant Capital, LLC and Benitec Biopharma Limited (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form F-3 of Benitec Biopharma Limited (File No. 333-218400) filed with the SEC on June 1, 2017)

10.2	Commercial Lease Agreement between Hayward Point Eden I Limited Partnership and Benitec Biopharma Limited (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form F-1 of Benitec Biopharma Limited (File No. 333-205135) filed with the SEC on June 22, 2015)

10.3†	Employment agreement between Megan Boston and Benitec Biopharma Limited dated July 11, 2018 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Benitec Biopharma Inc. (File No. 333-39267) filed with the SEC on August 14, 2020)

10.4†	Employment agreement between Dr. Jerel A. Banks and Tacere Therapeutics, Inc. dated September 11, 2018 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Benitec Biopharma Inc. (File No. 333-39267) filed with the SEC on August 14, 2020)

10.5	Research Collaboration Agreement, dated January 27, 2017, between Benitec Biopharma Limited and Nant Capital, LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form F-3 filed with the SEC on June 1, 2017)

10.6	Form of Securities Purchase Agreement, dated September 30, 2019, between Benitec Biopharma Limited and the Purchasers (incorporated by reference to Exhibit 99.2 to Form 6-K of Benitec Biopharma Limited (File No. 001-37518) filed with the SEC on September 30, 2019)

Exhibit Number	Exhibit

10.7†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 15, 2020)

10.8†	Benitec Officers’ and Employees’ Share Option Plan (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 of Benitec Biopharma Limited (File No. 333-209398) filed on February 3, 2016))

10.9†	Form of Option Award Agreement under the Benitec Officers’ and Employees’ Share Option Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of Benitec Biopharma Inc. (File No. 333-39267) filed with the SEC on August 14, 2020)

10.10†	Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 14, 2020)

10.10.1†	First Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of December 8, 2021 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 22, 2021)

10.11†	Form of Evidence of Award of Option Right Pursuant to the Benitec Biopharma Inc. 2020 Equity Incentive and Compensation Plan (Executives) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2020)

10.12†	Form of Evidence of Award of Option Right Pursuant to the Benitec Biopharma Inc. 2020 Equity Incentive and Compensation Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 15, 2020)

21.1*	List of significant subsidiaries

23.1*	Consent of Baker Tilly US, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†	Indicates a management contract or compensatory plan.
*	Filed or furnished herewith

Financial Statements and Schedules of Subsidiaries and Affiliates
None.
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Hayward, State of California, on the 2nd day of September 2022.

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

Signature	Title	Date

/s/ Dr. Jerel Banks Dr. Jerel Banks	Chief Executive Officer, Director (principal executive officer)	September 2nd, 2022

/s/ Megan Boston Megan Boston	Executive Director, Director (principal accounting and financial officer)	September 2nd, 2022

/s/ J. Kevin Buchi J. Kevin Buchi	Director	September 2nd, 2022

/s/ Peter Francis Peter Francis	Director	September 2nd, 2022

/s/ Edward Smith Edward Smith	Director	September 2nd, 2022

IV-4