Form 10-Q
period 2022-09-30
Benitec Biopharma Inc.
filed 2022-11-10
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
of the Exchange Act).    Yes  ☐ or    No  ☒
We had 27,981,161 shares of our common stock outstanding as of the close of business on November
9
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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	the success of our plans to develop and potentially commercialize our product candidates;

•	the timing of the initiation and completion of preclinical studies and clinical trials;

•	the timing and sufficiency of patient enrollment and dosing in any future clinical trials;

•	the timing of the availability of data from clinical trials;

•	the timing and outcome of regulatory filings and approvals;

•	unanticipated delays;

•	sales, marketing, manufacturing and distribution requirements;

•	market competition and the acceptance of our products in the marketplace;

•	regulatory developments in the United States of America, France and Canada;

•	the development of novel AAV vectors;

•	the plans of licensees of our technology;

•	the clinical utility and potential attributes and benefits of ddRNAi and our product candidates, including the potential duration of treatment effects and the potential for a “one shot” cure;

•	our dependence on our relationships with collaborators and other third parties;

•
expenses, ongoing losses, future revenue, capital needs and needs for additional financing, and our ability to access additional financing given market conditions and other factors, including our capital structure;

•	our ability to continue as a going concern;

•	our ability to meet the Nasdaq listing standards;

•	the length of time over which we expect our cash and cash equivalents to be sufficient to execute on our business plan;

•	our intellectual property position and the duration of our patent portfolio;

•	the impact of local, regional, and national and international economic conditions and events; and

•	the impact of the current COVID-19 pandemic, the disease caused by the SARS-CoV-2 virus, which may adversely impact our business and preclinical and future clinical trials;
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

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	September 30, 2022	June 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,534	$4,062
Restricted cash	13	14
Trade and other receivables	3	3
Prepaid and other assets	531	741

Total current assets	17,081	4,820
Property and equipment, net	179	222
Deposits	25	25
Other assets	119	135
Right-of-use assets	711	771

Total assets	$18,115	$5,973

Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$2,368	$1,880
Accrued employee benefits	385	400
Lease liabilities, current portion	258	252

Total current liabilities	3,011	2,532
Lease liabilities, less current portion	491	559

Total liabilities	3,502	3,091

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value- 40,000,000 shares authorized; 25,809,533 shares and 8,171,690 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	3	1
Additional paid-in capital	168,768	152,453
Accumulated deficit	(153,420)	(148,327)
Accumulated other comprehensive loss	(738)	(1,245)

Total stockholders’ equity	14,613	2,882

Total liabilities and stockholders’ equity	$18,115	$5,973

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30
	2022	2021

Revenue:
Licensing revenues from customers

Total revenues	$—	$—

	—	—
Operating expenses
Research and development	2,660	2,780
General and administrative	1,920	2,042

Total operating expenses	4,580	4,822

Loss from operations	(4,580)	(4,822)
Other income (loss):
Foreign currency transaction loss	(507)	(240)
Interest expense, net	(9)	(1)
Unrealized gain on investment	3	18

Total other income (loss), net	(513)	(223)

Net loss	$(5,093)	$(5,045)

Other comprehensive income:
Unrealized foreign currency translation gain	507	239

Total other comprehensive income	507	239

Total comprehensive loss	$(4,586)	$(4,806)

Net loss	$(5,093)	$(5,045)
Net loss per share: basic and diluted	$(0.47)	$(0.62)

Weighted average number of shares outstanding: basic and diluted	10,855,710	8,171,690

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2021	8,171,690	$1	$151,583	$(130,119)	$(1,455)	$20,010
Share-based compensation	—	—	271	—	—	271
Foreign currency translation gain	—	—	—	—	239	239
Net loss	—	—	—	(5,045)		(5,045)

Balance at September 30, 2021	8,171,690	1	151,854	(135,164)	(1,216)	15,475

Balance at June 30, 2022	8,171,690	1	152,453	(148,327)	(1,245)	2,882
Issuance of common stock, pre-funded warrants, and common warrants sold for cash, net of offering costs of $1,869	17,637,843	2	16,013			16,015
Share-based compensation	—	—	302	—	—	302
Foreign currency translation gain	—	—	—	—	507	507
Net loss	—	—	—	(5,093)	—	(5,093)

Balance at September 30, 2022	25,809,533	$3	$168,768	$(153,420)	$(738)	$14,613

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,093)	$(5,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42	52
Amortization of right-of-use assets	60	50
Unrealized gain on investment	(3)	(18)
Share-based compensation expense	302	271
Changes in operating assets and liabilities:
Other assets	220	179
Trade and other payables	500	293
Accrued employee benefits	(11)	(8)
Lease liabilities	(62)	(52)

Net cash used in operating activities	(4,045)	(4,278)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants , and common warrants	17,884	—

Shares and pre-funded warrant issuance costs	(1,869)	—

Net cash provided by financing activities	16,015	—

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	501	236

Net increase (decrease) in cash, cash equivalents, and restricted cash	12,471	(4,042)
Cash, cash equivalents, and restricted cash, beginning of period	4,076	19,783

Cash, cash equivalents, and restricted cash, end of period	$16,547	$15,741

Supplemental disclosure of cash flow information:
Re-measurement of operating lease right-of-use assets and liabilities	$—	$794

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
During the year ended June 30, 2021, the Company completed an organization restructuring as part of the commercial desire to provide a more efficient structure for the future as the Company transitioned its operations to the United States.
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
for the year ended June 30, 2022.
Reference is frequently made herein to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”). This is the source of authoritative GAAP recognized by the FASB to be applied to non-governmental
entities.
Principles of Consolidation
The consolidated financial statements include the Company’s accounts and the accounts of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.
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
Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on single- source vendors and collaborators, availability of raw materials, patentability of the Company’s products and processes and clinical efficacy and safety of the Company’s products under development, compliance with government regulations and the need to obtain additional financing to fund operations.
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
Other comprehensive income for all periods presented consists entirely of foreign currency translation gains and losses.

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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the consolidated balance sheets. There were no cash equivalents as of September 30, 2022 and June 30, 2022.
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
Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of September 30, 2022, and June 30, 2022, there were 42,820,593 and 845,159 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
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
The Company applies judgement in determining whether contracts entered into fall within the scope of ASC 606—Revenue from Contracts with Customers (“ASC 606”). In doing so, management considers the commercial substance of the transaction and how risks and benefits of the contract accrue to the various parties to the contract.
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
Research and Development Expense
Research and development costs are expensed when incurred. Research and development expenses relate primarily to the cost of conducting clinical and preclinical trials. Preclinical and clinical development costs are a significant component of research and development expenses. Estimates have been used in determining the expense liability under certain preclinical and clinical trial contracts where services have been performed but not yet invoiced. Generally, the costs, and therefore estimates, associated with preclinical and clinical trial contracts are based on the number of animal subjects, samples or tissues requiring analyses, patients, drug administration cycles, the type of treatment and the outcome since the length of time before actual amounts can be determined will vary depending on the total samples requiring primary and repeated analyses, the length of the patient cycles and the timing of the invoices by the preclinical and clinical trial partners.
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
Income Taxes
The Company is subject to Australia and United States income tax laws. The Company follows ASC 740, Accounting for Income Taxes, when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.
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
3. Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2022, and 2021, the Company incurred a net loss of $5.1 million and $5.0 million and used net cash of $4.0 million and $4.3 million in operations, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.

The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its full operating costs, and as such, is dependent on funding operations through capital financing activities. As of September 30, 2022, the Company had $16.5 million in cash and cash equivalents. The Company has performed a review of its cash flow forecasts and believes that the current funding will be sufficient for a period of at least twelve months from the date of this report.
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
4. Cash, cash equivalents, and restricted cash

	September 30,	June 30,
(US$’000)	2022	2022
Cash at bank	$16,534	$4,062
Restricted cash	13	14

Total	$16,547	$4,076
5. Prepaid and other assets

	September 30,	June 30,
(US$’000)	2022	2022
Prepaid expenses	$643	$871
Market value of listed shares	7	5

Total other assets	650	876
Less: non-current portion	(119)	(135)

Current portion	$531	$741

6. Property and equipment, net

	September 30,	June 30,
(US$’000)	2022	2022
Software	$6	$6
Lab equipment	1,343	1,343
Computer hardware	30	31
Leasehold improvements	24	24

Total property and equipment, gross	1,403	1,404
Accumulated depreciation and amortization	(1,224)	(1,182)

Total property and equipment, net	$179	$222
Depreciation expense was $42 thousand and $52 thousand for the three months ended September 30, 2022 and September 30, 2021, respectively.
7. Trade and other payables

	September 30,	June 30,
(US$’000)	2022	2022
Trade payable	$608	$422
Accrued license fees	112	120
Accrued professional fees	—	131
Accrued OPMD project costs	1,194	1,089
Accrued consultant fees	3	47
Accrued offering costs	323	—
Other payables	128	71

Total	$2,368	$1,880

8. Leases
The Company has entered into an operating lease for office space under an agreement that expires in 2025. The lease requires the Company to pay utilities, insurance, taxes and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.
The tables below show the changes during the three months ended September 30, 2022:

(US$’000)	Operating lease right- of- use assets
Balance at July 1, 2022	$771
Amortization of right of use asset	(60)

Operating lease right-of-use asset at September 30, 2022	$711

(US$’000)	Operating lease liabilities
Balance at July 1, 2022	$811
Principal payments on operating lease liabilities	(62)
Operating lease liabilities at September 30, 2022	749

Less: non-current portion	(491)

Current portion at September 30, 2022	$258

As of September 30, 2022, the Company’s operating lease has a remaining lease term of 2.71 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	September 30, 2022
2023	214
2024	295
2025	291

Total operating lease payments	800
Less imputed interest	(51)

Present value of operating lease liabilities	$749
The Company recorded lease liabilities and
right-of-use
lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. Rent expense was $0.1 million and $0.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively.

9. Stockholders’ equity
Common Stock
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
cert
ain investors
(
the

“
Investors
”)

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
The activity related to warrants during the three months ended September 30, 2022, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)

Outstanding at July 1, 2022	107,095	$10.50

Pre-funded warrants issued September 1 5 , 2022	12,171,628	$0.0001
Series 2 Warrants issued September 1 5 , 2022	29,809,471	$0.66
Outstanding at September 30, 2022	42,088,194	$0.49
Exercisable at September 30, 2022	12,278,723	$0.09
The Series 2 Warrants are not exercisable until shareholder approval to amend the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock is received.

On September 15, 2022, we closed an underwritten public offering in which we issued and sold (i) 17,637,843 shares of the Company’s common stock, (ii) 12,171,628 pre-funded warrants, with each pre-funded warrant immediately exercisable for one share of common stock at an exercise price of $0.0001 per share until exercised in full and (iii) 29,809,471 common warrants, the Series 2 Warrants, with
each common warrant accompanying each issued share of common stock and/or pre-funded warrant and exercisable for one share of common stock at an exercise price of $0.66 per share. The common warrants sold in the offering will be exercisable commencing on the date on which the Company (a) receives approval from its stockholders to increase the number of shares of common stock it is authorized to issue and (b) effects such stockholder approval by filing with the Secretary of State of the State of Delaware a certificate of amendment to its amended and restated certificate of incorporation, and will expire on the fifth anniversary of such initial exercise date. The combined purchase price for each share of common stock and accompanying common warrant was $0.60, which was allocated as $0.59 per share of common stock and $0.01 per common warrant.
As of September 30, 2022, there were 42,088,194 of the warrants still outstanding.
Equity Incentive Plan
Employee Share Option Plan
In connection with its
re-domiciliation
to the United States, the Company assumed BBL’s obligations with respect to the settlement of options that were issued by BBL prior to the re-domiciliation
pursuant to the Benitec Officers’ and Employees’ Share Option Plan (the “Share Option Plan”). This includes the Company’s assumption of the Share Option Plan and all award agreements pursuant to which each of the options were granted. Each option when exercised entitles the option holder to one share in the Company. Options are exercisable on or before an expiry date, do not carry any voting or dividend rights and are not transferable except on death of the option holder or in certain other limited circumstances. Employee options vest one-third
on each anniversary of the applicable grant date for three years. If an employee dies, retires, or otherwise leaves the Company and certain exercise conditions have been satisfied, generally, the employee has 12 months to exercise their options or the options are cancelled. Since the re-domiciliation,
no new options have been or will be issued under the Share Option Plan.
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

Equity Awards
The activity related to equity awards, which are comprised of stock options during the three months ended September 30, 2022 is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2022	738,064	$6.95	7.18 years	$—

Expired	5,665	$45.92

Outstanding at September 30, 2022	732,399	6.65	6.99 years	$—

Exercisable at September 30, 2022	269,509	$12.47	6.06 years	$—

Share-Based Compensation Expense
The classification of share-based compensation expense is summarized as follows:

	Three Months Ended
	September 30,
(US$’000)	2022	2021
Research and development	$30	$81
General and administrative	272	190

Total share-based compensation expense	$302	$271

As of September 30, 2022, there was $0.4 million of unrecognized share-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan.
9. Income taxes
For the three months ended September 30, 2022, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.
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
11. Related party transactions
During the three months ended September 30, 2022, the Company did not enter into any related party transactions. As of September 30, 2021, the Company had entered into a related party transaction with Francis Abourizk Lightowlers for legal fees totaling $1 thousand. Peter Francis, a non-executive
director at the Company, is a partner at Francis Abourizk Lightowlers. As of September 30, 2021 amounts due to this related party of $1 thousand were included in trade and other payables on the accompanying consolidated balance sheet.
12. Subsequent events
On October 17, 2022 and October 27, 2022, investors exercised 2,004,961 and 166,667 pre-funded
warrants, respectively, at an exercise price of $0.0001 per share.

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

Certain elements of our research and development efforts are conducted globally, including the ongoing development of our silence and replace therapeutic for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), and will be dependent upon our ability to complete preclinical studies and initiate clinical studies despite the ongoing COVID-19 pandemic.

As we endeavor to complete our development programs, including the ongoing Toxicology and Biodistribution study for BB-301, we are in close contact with our principal investigators, contract research organizations, and preclinical trial sites, which are primarily located in France, and are assessing the impact of COVID-19 on our studies and the expected development timelines and costs on an ongoing basis. In light of developments relating to the COVID-19 global pandemic since the beginning of the outbreak, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s industry guidance for conducting clinical trials, we have experienced delays to the original timeline regarding the initiation and anticipated completion of the ongoing BB-301 Clinical Trial Application (CTA)-enabling and Investigational New Drug Application (IND)-enabling development work. The initiation of the BB-301 Pilot Dosing Study in Beagle dogs, which represents a key component of the CTA-enabling and IND-enabling work, was delayed by several months, however, the study has been completed without incident. The acquisition of chemical reagents, biological reagents and laboratory supplies which are essential for the conduct of basic laboratory research, the conduct of nonclinical studies and the completion of GMP manufacturing of BB-301, has also become challenging due to the disruption of global supply chains inherent to the production of these materials. We will continue to evaluate the impact of the COVID-19 pandemic on our business and we expect to reevaluate the timing of our anticipated preclinical and clinical milestones as we learn more and the impact of COVID-19 on our industry becomes clearer.

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

Public Equity Offering

On September 15, 2022, we closed an underwritten public offering in which we issued and sold (i) 17,637,843 shares of the Company’s common stock, (ii) 12,171,628 pre-funded warrants, with each pre-funded warrant immediately exercisable for one share of common stock at an exercise price of $0.0001 per share until exercised in full and (iii) 29,809,471 common warrants, with each common warrant accompanying each issued share of common stock and/or pre-funded warrant and exercisable for one share of common stock at an exercise price of $0.66 per share (the “September 2022 Capital Raise”). The common warrants sold in the offering will be exercisable commencing on the date on which the Company (a) receives approval from its stockholders to increase the number of shares of common stock it is authorized to issue and (b) effects such stockholder approval by filing with the Secretary of State of the State of Delaware a certificate of amendment to its amended and restated certificate of incorporation, and will expire on the fifth anniversary of such initial exercise date. The combined purchase price for each share of common stock and accompanying common warrant was $0.60, which was allocated as $0.59 per share of common stock and $0.01 per common warrant.

The net proceeds to the Company from the public offering were approximately $16 million, after deducting underwriting discounts and commissions and public offering expenses payable by the Company, and excluding any proceeds the Company may receive upon exercise of the pre-funded warrants or the common warrants. The Company currently intends to use the net proceeds for the clinical development of BB-301, including the natural history lead-in study and the Phase 1b/2a BB-301 treatment study, for the continued advancement of development activities for other existing and new product candidates, for general corporate purposes and for strategic growth opportunities. The Company will have broad discretion in determining how the proceeds of the public offering will be used, and its discretion is not limited by the aforementioned possible uses.

Nasdaq Listing

On September 6, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days and that therefore we did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

The letter also states that we will be provided 180 calendar days, or until March 6, 2023, to regain compliance with the minimum bid price requirement. In accordance with Rule 5810(c)(3)(A), we can regain compliance if at any time during the 180-day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days. If by March 6, 2023, we cannot demonstrate compliance with the Rule 5550(a)(2), we may be eligible for additional time. To qualify for additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and we will need to provide written notice of our intention to cure the deficiency during the second compliance period. If we are not eligible for the second compliance period, then the Nasdaq Staff will provide notice that our securities will be subject to delisting. At such time, we may appeal the delisting determination to a Hearings Panel.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement. These options include completing a reverse stock split of our common stock for the purpose of meeting the closing bid price requirement. We are seeking stockholder approval to effect a reverse stock split at our upcoming Annual Meeting of Stockholders scheduled for December 7, 2022. Completing a reverse stock split will not, in of itself, cause us to remain in compliance with Nasdaq’s listing standards.

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

OPMD is a rare disease, however, patients have been diagnosed with OPMD in at least 33 countries. Patient populations suffering from OPMD are well-identified, and significant geographical clustering has been noted for patients with this disorder. Each of these attributes could facilitate efficient clinical development and global commercialization of BB-301.

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

Summary of Regulatory Interactions:

•	Benitec successfully completed the regulatory interactions required to support initiation of the OPMD clinical development program in 2022

•	Successful regulatory engagement comprised the completion of the following meetings:

•	Preclinical Trial Application (Pre-CTA) Consultation Meeting with Health Canada

•	Scientific Advice Meeting with The National Agency for the Safety of Medicines and Health Products in France (L’Agence nationale de sécurité du médicament et des produits de santé or “ANSM”)

•	Type C Meeting with the U.S. Food and Drug Administration (“FDA”)

Benitec will begin the OPMD clinical development program in 2022.

Summary of the BB-301 Clinical Development Program:

•	The BB-301 clinical development program will begin in 2022, and the conduct of the development program will comprise approximately 76-weeks of follow-up for each OPMD study participant, inclusive of:

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

September 2022 Capital Raise

On September 15, 2022, the Company announced the closing of an underwritten public offering of common stock and common stock equivalents. The Company received gross proceeds of approximately $17.9 million and net proceeds of approximately $16.0 million from the offering.

Results of Operations

Revenues

The Company has not generated any revenues from the sales of products. Revenues from licensing fees are included in the revenue from customers line item on our consolidated statements of operations and comprehensive loss. Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies. The Company did not recognize any revenue during the three months ended September 30, 2022 and September 30, 2021.

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

Research and Development Expenses

Research and development expenses relate primarily to the cost of conducting clinical and preclinical trials. Preclinical and clinical development costs are a significant component of research and development expenses. The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in trade and other payables on the consolidated balance sheets and within research and development expenses on the consolidated statements of operations and comprehensive loss.

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

We anticipate that our general and administrative expenses may increase as the Company focuses on the continued development of the preclinical OPMD program. The Company also anticipates an increase in expenses relating to accounting, legal and regulatory-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and other similar costs.

Operating Expenses

The following tables sets forth a summary of our expenses for each of the periods:

	Three Months Ended
	September 30,
	2022	2021
	(US$ 000)
Operating Expenses:
Research and development	2,660	2,780
General and administrative	1,920	2,042

Total operating expenses	$4,580	$4,822

During the three months ended September 30, 2022 and September 30, 2021, respectively, we incurred $2.7 million and $2.8 million in research and development expenses, respectively. Research and development expenses relate primarily to the OPMD project. The Company continued with the GMP manufacturing project after concluding the BB-301 Regulatory Toxicology Study and the Parallel Assay Method Development, Qualification, and Validation project.

General and administrative expense totaled $1.9 million and $2.0 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The decrease for the three-month period was due to decreases in salaries and wages, insurance, and state and local taxes.

Other Income (Expense)

The following tables sets forth a summary of our other income (loss) for each of the periods:

	Three Months Ended
	September 30,
	2022	2021
	(US$’000)
Other Income (Loss):
Foreign currency transaction loss	$(507)	$(240)
Interest expense, net	(9)	(1)
Unrealized gain on investment	3	18

Total other income (loss), net	$(513)	$(223)

The other income (loss), net during the three months ended September 30, 2022 and September 30, 2021, respectively, totaled $(513) thousand and $(223) thousand, which consists of foreign currency transaction losses, interest expense, and unrealized gain on investment. Foreign currency transaction losses have increased due to a change in foreign exchange rates. Unrealized gain on investment decreased for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Liquidity and Capital Resources

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $153 million as of September 30, 2022. We expect that our research and development expenses may increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States.

We had no borrowings as of September 30, 2022 and do not currently have a credit facility.

As of September 30, 2022, we had cash and cash equivalents of approximately $16.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Three Months Ended
	September 30,
	2022	2021
	(US$’000)
Net cash provided by (used in):
Operating activities	$(4,045)	$(4,278)
Investing activities	—	—
Financing activities	16,015	—
Effects of exchange rate changes on cash and cash equivalents	501	236

Net increase (decrease) in cash	$12,471	$(4,042)

Operating activities

Net cash used in operating activities for the three months ended September 30, 2022 and 2021 was $4.0 million and $4.3 million, respectively. Net cash used in operating activities was primarily the result of our net loss, partially offset by non-cash expenses, and changes in working capital, including an increase in payables.

Financing activities

Net cash provided by financing activities was $16.0 million and $0 for the three months ended September 30, 2022 and 2021, respectively. Cash from financing activities in 2022 was related to the issuance of common stock, pre-funded warrants, and Series 2 warrants, including $17.9 million in gross proceeds from the September 2022 Capital Raise, partially offset by $1.9 million in share issuance costs.

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

Unless and until we establish significant revenues from licensing programs, strategic alliances or collaboration arrangements with pharmaceutical companies, or from product sales, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of product candidates and begin to prepare to commercialize any product that receives regulatory approval. We are subject to the risks inherent in the development of new gene therapy products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. We estimate that our cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our planned clinical trials for our ddRNAi and silence and replace product candidates;

•	the timing and costs of our planned preclinical studies for our ddRNAi and silence and replace product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing, and costs of seeking regulatory approvals;

•	revenue received from commercial sales of any of our product candidates that may receive regulatory approval;

•	the terms and timing of any future collaborations, licensing, consulting, or other arrangements that we may establish;

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

Contractual Obligations and Commercial Commitments

On October 1, 2016, the Company entered into an operating lease for office space in Hayward, California that originally expired in April 2018. The Company has entered into lease amendments that extended the lease through June 2025. See Note 8.

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

A critical accounting policy is defined as one that is both material to the presentation of the Company’s consolidated financial statements and requires management to make difficult, subjective, or complex judgments that could have a material effect on the Company’s financial condition or results of operations. Specifically, these policies have the following attributes: (1) the Company is required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates the Company could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on the Company’s financial condition or results of operations.

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

Management believes that the following are critical accounting policies:

Research and Development Expense

Research and development expenses relate primarily to the cost of conducting clinical and preclinical trials. Preclinical and clinical development costs are a significant component of research and development expenses. The Company records accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in trade and other payables on the consolidated balance sheets and within research and development expenses on the consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements

Accounting Standards recently adopted

None.

New Accounting Standards and Interpretations not yet mandatory or early adopted

ASU 2016-13-In June 2016, the FASB issued ASU No. 2016-13: “Financial Instruments-Credit Losses (Topic 326)”. This ASU represents a significant change in the accounting for credit losses model by requiring immediate recognition of management’s estimates of current expected credit losses (CECL). Under the prior model, losses were recognized only as they were incurred. The Company has determined that it has met the criteria of a smaller reporting company (“SRC”) as of November 15, 2019. As such, ASU 2019-10: “Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases: Effective Dates” amended the effective date for the Company to be for reporting periods beginning after December 15, 2022. The Company will adopt this ASU effective July 1, 2023.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Number	Description of Document

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 16, 2022 (File. No. 001-39267))

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on September 16, 2022 (File No. 001-39267))

4.3	Warrant Agency Agreement, dated September 15, 2022, by and between Benitec Biopharma Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on September 16, 2022 (File. No. 001-39267))

10.1	Underwriting Agreement, dated September 12, 2022, by and between Benitec Biopharma Inc. and JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on September 16, 2022 (File No. 001-39267))

31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Benitec Biopharma Inc.
Dated: November 10, 2022

/s/ Jerel Banks
Jerel Banks
Executive Chairman and Chief Executive Officer
(principal executive officer)

/s/ Megan Boston
Megan Boston
Executive Director (principal financial and accounting officer)