Form 10-Q
period 2022-12-31
Benitec Biopharma Inc.
filed 2023-02-13
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
of the Exchange Act).    Yes  ☐ or    No  ☒
We had 27,981,161 shares of our common stock outstanding as of the close of business on February
 9
, 2023.

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

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	December 31, 2022	June 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,537	$4,062
Restricted cash	14	14
Trade and other receivables	68	3
Prepaid and other assets	356	741

Total current assets	10,975	4,820
Property and equipment, net	139	222
Deposits	25	25
Other assets	116	135
Right-of-use assets	650	771

Total assets	$11,905	$5,973

Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$1,830	$1,880
Accrued employee benefits	396	400
Lease liabilities, current portion	263	252

Total current liabilities	2,489	2,532
Lease liabilities, less current portion	422	559

Total liabilities	2,911	3,091

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value-160,000,000 shares authorized; 27,981,161 shares and 8,171,690 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	3	1
Additional paid-in capital	168,720	152,453
Accumulated deficit	(158,831)	(148,327)
Accumulated other comprehensive loss	(898)	(1,245)

Total stockholders’ equity	8,994	2,882

Total liabilities and stockholders’ equity	$11,905	$5,973

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenue:
Licensing revenues from customers	$14	$25	$14	$25

Total revenues	14	25	14	25

Operating expenses
Research and development	3,761	3,146	6,421	5,926
General and administrative	1,863	1,714	3,783	3,756

Total operating expenses	5,624	4,860	10,204	9,682

Loss from operations	(5,610)	(4,835)	(10,190)	(9,657)
Other income (loss):
Foreign currency transaction gain (loss)	161	48	(346)	(193)
Interest expense, net	(9)	(11)	(18)	(12)
Other income, net	50	—	50	—
Unrealized loss on investment	(3)	(23)	—	(5)

Total other income (loss), net	199	14	(314)	(210)

Net loss	$(5,411)	$(4,821)	$(10,504)	$(9,867)

Other comprehensive income:
Unrealized foreign currency translation (loss) gain	(160)	(57)	347	182

Total other comprehensive (loss) income	(160)	(57)	347	182

Total comprehensive loss	$(5,571)	$(4,878)	$(10,157)	$(9,685)

Net loss	$(5,411)	$(4,821)	$(10,504)	$(9,867)

Net loss per share:
Basic and diluted	$(0.20)	$(0.59)	$(0.55)	$(1.21)

Weighted average number of shares outstanding: basic and diluted	27,561,766	8,171,690	19,208,738	8,171,690

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2021	8,171,690	$1	$151,583	$(130,119)	$(1,455)	$20,010
Share-based compensation	—	—	271	—	—	271
Foreign currency translation gain	—	—	—	—	239	239
Net loss	—	—	—	(5,045)		(5,045)

Balance at September 30, 2021	8,171,690	1	151,854	(135,164)	(1,216)	15,475

Share-based compensation	—	—	239	—	—	239
Foreign currency translation loss	—	—	—	—	(57)	(57)
Net loss	—	—	—	(4,821)	—	(4,821)
Balance at December 31, 2021	8,171,690	$1	$152,093	$(139,985)	$(1,273)	$10,836

Balance at June 30, 2022	8,171,690	$1	$152,453	$(148,327)	$(1,245)	$2,882
Issuance of common stock, pre-funded warrants, and common warrants sold for cash, net of offering costs of $1,869	17,637,843	2	16,013	—	—	16,015
Share-based compensation	—	—	302	—	—	302
Foreign currency translation gain	—	—	—	—	507	507
Net loss	—	—	—	(5,093)	—	(5,093)

Balance at September 30, 2022	25,809,533	3	168,768	(153,420)	(738)	14,613
Exercise of pre-funded warrants	2,171,628	—	—	—	—	—
Share-based compensation	—	—	(48)	—	—	(48)
Foreign currency translation loss	—	—	—	—	(160)	(160)
Net loss	—	—	—	(5,411)	—	(5,411)

Balance at December 31, 2022	27,981,161	$3	$168,720	$(158,831)	$(898)	$8,994

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,504)	$(9,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83	107
Amortization of right-of-use assets	121	108
Unrealized gain on investment	—	5
Share-based compensation expense	254	510
Changes in operating assets and liabilities:
Trade and other receivables	(50)	—
Other assets	388	470
Trade and other payables	(50)	1,146
Accrued employee benefits	(5)	(5)
Lease liabilities	(125)	(96)

Net cash used in operating activities	(9,888)	(7,622)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants , and common warrants	17,884	—
Shares and pre-funded warrant issuance costs	(1,869)	—

Net cash provided by financing activities	16,015	—

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	348	182

Net increase (decrease) in cash, cash equivalents, and restricted cash	6,475	(7,440)
Cash, cash equivalents, and restricted cash, beginning of period	4,076	19,783

Cash, cash equivalents, and restricted cash, end of period	$10,551	$12,343

Supplemental disclosure of cash flow information:
Re-measurement of operating lease right-of-use assets and liabilities	$—	$794

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
Use of Estimates
The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s consolidated financial statements include the estimates of useful lives of property and equipment, valuation of the operating lease liability and relate
d
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the consolidated balance sheets. There were no cash equivalents as of December 31, 2022 and June 30, 2022.
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
Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of December 31, 2022, and June 30, 2022, there were 40,684,965 and 845,159 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
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
The Company applies judgement in determining whether contracts entered into fall within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”). In doing so, management considers the commercial substance of the transaction and how risks and benefits of the contract accrue to the various parties to the contract.
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
Income Taxes
The Company is subject to Australia and United States income tax laws. The Company follows ASC 740, Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.
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
3. Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2022, and 2021, the Company incurred a net loss of $10.5 million and $9.9 million and used cash of $9.9 million and $7.6 million in operations, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.

The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its full operating costs, and as such, is dependent on funding operations through capital financing activities. As of December 31, 2022, the Company had $10.5 million in cash and cash equivalents. The Company has performed a review of its cash flow forecasts and has concluded that substantial doubt exists as to its ability to continue as a going concern.
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
4. Cash, cash equivalents, and restricted cash

	December 31,	June 30,
(US$’000)	2022	2022
Cash at bank	$10,537	$4,062
Restricted cash	14	14

Total	$10,551	$4,076

5. Prepaid and other assets

	December 31,	June 30,
(US$’000)	2022	2022
Prepaid expenses	$468	$871
Market value of listed shares	4	5

Total other assets	472	876
Less: non-current portion	(116)	(135)

Current portion	$356	$741

6. Property and equipment, net

	December 31,	June 30,
(US$’000)	2022	2022
Software	$6	$6
Lab equipment	1,343	1,343
Computer hardware	31	31
Leasehold improvements	24	24

Total property and equipment, gross	1,404	1,404
Accumulated depreciation and amortization	(1,265)	(1,182)

Total property and equipment, net	$139	$222

Depreciation and amortization expense was $
41 thousand and $83 thousand and for the three and six months ended December 31, 2022, and $55 thousand and $107 thousand, respectively, for the same periods in 2021.
7. Trade and other payables

	December 31,	June 30,
(US$’000)	2022	2022
Trade payable	$531	$422
Accrued license fees	118	120
Accrued professional fees	—	131
Accrued OPMD project costs	825	1,089
Accrued consultant fees	56	47
Accrued legal fees	259	—
Other payables	41	71

Total	$1,830	$1,880

8. Leases
The Company has entered into an operating lease for office space under an agreement that expires in 2025. The lease requires the Company to pay utilities, insurance, taxes and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.
The tables below show the changes during the six months ended December 31, 2022:

(US$’000)	Operating lease right- of- use assets
Balance at July 1, 2022	$771
Amortization of right of use asset	(121)

Operating lease right-of-use asset at December 31, 2022	$650

(US$’000)	Operating lease liabilities
Balance at July 1, 2022	$811
Principal payments on operating lease liabilities	(126)

Operating lease liabilities at December 31, 2022	685
Less: non-current portion	(422)

Current portion at December 31, 2022	$263

As of December 31, 2022, the Company’s operating lease has a remaining lease term of 2.45 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	December 31, 2022
2023	$289
2024	300
2025	138

Total operating lease payments	727
Less imputed interest	(42)

Present value of operating lease liabilities	$685

The Company recorded lease liabilities and
right-of-use
lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. Rent expense was $0.1 million and $0.1 million for the three and six months ended December 31, 2022, respectively, $0.1 million for the same periods in 2021.

9. Stockholders’ equity
Common Stock
On December 8, 2021, the stockholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock of the Company from 10,000,000 to 40,000,000. On December 7, 2022, the stockholders of the Company approved another amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 160,000,000. The Charter Amendment was filed with the Secretary of State of the State of Delaware and became effective December 9, 2022.
Warrants
On December 6, 2019, certain investors (the “Investors”) were issued 4 Purchase Warrants that were exercisable into 214,190 fully paid shares of common stock should the Purchase Warrants be exercised in full (“Purchase Warrants”). The exercise price for the Purchase Warrants is US$10.50 per share issued on exercise of a Purchase Warrant. The Purchase Warrants are exercisable, in whole or in part, any time from the date of issue until the fifth anniversary of the date of issue (December 6, 2024). On April 22, 2020, the Company issued 37,417 shares of common stock in connection with a cashless exercise of Purchase Warrants exercisable for 107,095 shares of common stock.
The activity related to warrants during the six months ended December 31, 2022, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2022	107,095	$10.50
Pre-funded warrants issued September 15, 2022	12,171,628	$0.0001
Series 2 Warrants issued September 15, 2022	29,809,471	$0.66

Outstanding at September 30, 2022	42,088,194	$0.49
Pre-funded warrants exercised	2,171,628	$0.0001

Outstanding at December 31, 2022	39,916,566	$0.52

Exercisable at December 31, 2022	39,916,566	$0.52

On September 15, 2022, we closed an underwritten public offering in which we issued and sold (i) 17,637,843 shares of the Company’s common stock, (ii) 12,171,628 pre-funded warrants, with each pre-funded warrant immediately exercisable for one share of common stock at an exercise price of $0.0001 per share until exercised in full and (iii) 29,809,471 common warrants, the Series 2 Warrants, with each common warrant accompanying each issued share of common stock and/or pre-funded warrant and exercisable for one share of common stock at an exercise price of $0.66 per share. The Series 2 warrants sold in the offering became exercisable commencing December 9, 2022, the date on which the Company had both (a) received approval from its stockholders to increase the number of shares of common stock it is authorized to issue and (b) effected such stockholder approval by filing with the Secretary of State of the State of Delaware a certificate of amendment to its amended and restated certificate of incorporation, and will expire on the fifth anniversary of such initial exercise date. The combined purchase price for each share of common stock and accompanying common warrant was $0.60, which was allocated as $0.59 per share of common stock and $0.01 per common warrant.
On October 17, 2022 and October 27, 2022, investors exercised 2,004,961 and 166,667 pre-funded warrants, respectively, at an exercise price of $0.0001 per share.
As of December 31, 2022, there were 39,916,566
 warrants outstanding.
Equity Incentive Plan
Employee Share Option Plan
In connection with its
re-domiciliation
to the United States in April 2020, the Company assumed BBL’s obligations with respect to the settlement of options that were issued by BBL prior to the re-domiciliation
pursuant to the Benitec Officers’ and Employees’ Share Option Plan (the “Share Option Plan”). This includes the Company’s assumption of the Share Option Plan and all award agreements pursuant to which each of the options were granted. Each option when exercised entitles the option holder to one share in the Company. Options are exercisable on or before an expiry date, do not carry any voting or dividend rights and are not transferable except on death of the option holder or in certain other limited circumstances. Employee options vest one-third
on each anniversary of the applicable grant date for three years. If an employee dies, retires, or otherwise leaves the Company and certain exercise conditions have been satisfied, generally, the employee has 12 months to exercise their options or the options are cancelled. Since the re-domiciliation,
no new options have been or will be issued under the Share Option Plan.
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
Non-employee
director options vest in increments of
one-third
on the day prior to each of the Company’s next three annual stockholder meetings following the grant date. If an option holder dies or terminates employment or service due to Disability (as defined in the 2020 Plan) and certain exercise conditions have been satisfied, generally, the option holder has 12 months to exercise their options or the options are cancelled. If an option holder otherwise leaves the Company, other than for a termination by the Company for Cause (as defined in the 2020 Plan) and certain exercise conditions have been satisfied, generally, the option holder has 90 days to ex ercis
e their options or the options are cancelled. Future equity grants will be made under the 2020 Plan.

Equity Awards
The activity related to equity awards, which are comprised of stock options during the six months ended December 31, 2022 is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2022	738,064	$6.95	7.18 years	$—

Expired	5,665	$45.92

Granted	36,000	$0.17	9.93 years

Outstanding at December 31, 2022	768,399	$6.35	6.89 years	$64.80

Exercisable at December 31, 2022	456,688	$8.58	6.71 years	$—

Share-Based Compensation Expense
The classification of share-based compensation expense is summarized as follows:

	Three Months Ended		Six Months Ended
	December 31, 2022
(US$’000)	2022	2021	2022	2021

Research and development	$30	$80	$60	$161
General and administrative	(78)	159	194	349

Total share-based compensation expense	$(48)	$239	$254	$510

As of December 31, 2022, there was $0.3 million of unrecognized share-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan.
Non-employee option awards-related stock-based compensation expense for the three-month period ended September 30, 2022 was overstated by $167 thousand. The Company determined that this overstatement is immaterial to the previously issued condensed consolidated financial statements for the three-month period ended September 30, 2022 and corrected the amount in the three-month period ended December 31, 2022.
10. Income taxes
For the three and six months ended December 31, 2022, and December 31, 2021, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
11. Commitments and contingencies Contract commitments
The Company enters into contracts in the normal course of business with third-party contract research organizations, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments.
Contingencies
From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation.
12. Related party transactions
During the six months ended December 31, 2022, the Company did not enter into any related party transactions. As of December 31, 2021, the Company had entered into a related party transaction with Francis Abourizk Lightowlers for legal fees totaling $1 thousand. Peter Francis, a non-executive
director at the Company, is a partner at Francis Abourizk Lightowlers. As of December 31, 2021 amounts due to this related party of $1 thousand were included in trade and other payables on the accompanying consolidated balance sheet.

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

As we endeavor to complete our development programs, including the ongoing Toxicology and Biodistribution study for BB-301, we are in close contact with our principal investigators, contract research organizations, and preclinical trial sites, which are located in the United States, Canada, and France, and are assessing the impact of COVID-19 on our studies and the expected development timelines and costs on an ongoing basis. In light of developments relating to the COVID-19 global pandemic since the beginning of the outbreak, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s industry guidance for conducting clinical trials, we have experienced delays to the original timeline regarding the initiation and anticipated completion of the ongoing BB-301 Clinical Trial Application (CTA)-enabling and Investigational New Drug Application (IND)-enabling development work. The initiation of the BB-301 Pilot Dosing Study in Beagle dogs, which represents a key component of the CTA-enabling and IND-enabling work, was delayed by several months, however, the study has been completed without incident. The acquisition of chemical reagents, biological reagents and laboratory supplies which are essential for the conduct of basic laboratory research, the conduct of nonclinical studies and the completion of GMP manufacturing of BB-301, has also become challenging due to the disruption of global supply chains inherent to the production of these materials. We will continue to evaluate the impact of the COVID-19 pandemic on our business and we expect to reevaluate the timing of our anticipated preclinical and clinical milestones as we learn more and the impact of COVID-19 on our industry becomes clearer.

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

Public Equity Offering

On September 15, 2022, we closed an underwritten public offering in which we issued and sold (i) 17,637,843 shares of the Company’s common stock, (ii) 12,171,628 pre-funded warrants, with each pre-funded warrant immediately exercisable for one share of common stock at an exercise price of $0.0001 per share until exercised in full and (iii) 29,809,471 common warrants, with each common warrant accompanying each issued share of common stock and/or pre-funded warrant and exercisable for one share of common stock at an exercise price of $0.66 per share (the “September 2022 Capital Raise”). The common warrants sold in the offering became exercisable on December 9, 2022, the date by which the Company (a) received approval from its stockholders to increase the number of shares of common stock it is authorized to issue and (b) effected such stockholder approval by filing with the Secretary of State of the State of Delaware a certificate of amendment to its amended and restated certificate of incorporation, and will expire on the fifth anniversary of such initial exercise date. The combined purchase price for each share of common stock and accompanying common warrant was $0.60, which was allocated as $0.59 per share of common stock and $0.01 per common warrant.

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

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement. These options include completing a reverse stock split of our common stock for the purpose of meeting the closing bid price requirement. We received stockholder approval to effect a reverse stock split at our Annual Meeting of Stockholders on December 7, 2022 but currently have no plans to proceed. Such approval allows our board of directors, in its discretion, to elect to implement such reverse stock split at any time prior to December 7, 2023. Completing a reverse stock split will not, in of itself, cause us to remain in compliance with Nasdaq’s listing standards.

Development Programs

Our Pipeline

The following table sets forth the current product candidate and the development status:

Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy

BB-301

We are developing BB-301 for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD). BB-301 is the lead investigational agent under development by Benitec, and the key attributes of OPMD and BB-301 are outlined in Figure 3.

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

OPMD is a rare disease, however, patients have been diagnosed with OPMD in at least 33 countries. Patient populations suffering from OPMD are well- identified, and significant geographical clustering has been noted for patients with this disorder. Each of these attributes could facilitate efficient clinical development and global commercialization of BB-301.

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

In December 2022 Benitec began screening OPMD subjects at the first clinical trial site in the United States in support of the OPMD clinical development program.

Summary of the BB-301 Clinical Development Program:

•	The BB-301 clinical development program began in 2022, and the conduct of the development program will comprise approximately 76-weeks of follow-up for each OPMD study participant, inclusive of:

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

•

The screening of OPMD subjects for enrollment into the OPMD Natural History Study began in 2022, and this observational study will facilitate the characterization of OPMD patient disposition at baseline and assess subsequent rates of progression of dysphagia (swallowing impairment) in subjects with OPMD via the use of quantitative radiographic measures of global swallowing function and pharyngeal constrictor muscle function along with clinical assessments and patient-reported self-assessments of swallowing function

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

•

The natural history of dysphagia observed for each OPMD study participant, as characterized by the quantitative radiographic measures and the clinical and patient self-reported assessments outlined above, will serve as the baseline for comparative assessments of safety and efficacy of BB-301 upon rollover of OPMD study subjects from the Natural History Study onto the Phase 1b/2a BB-301 treatment study

•

Upon the achievement of 6-months of follow-up in the Natural History Study, OPMD Natural History Study participants can become eligible for enrollment onto the Phase 1b/2a treatment study with the investigational genetic medicine, BB-301, which uses an AAV9-based gene therapy approach for the treatment of OPMD-derived dysphagia

•

This first-in-human (FIH) clinical trial will be a Phase 1b/2a, open-label, dose escalation study to evaluate the safety and clinical activity of intramuscular doses of BB-301 administered to the pharyngeal muscles of subjects with OPMD

•

Upon rollover from the Natural History Study onto the Phase 1b/2a BB-301 treatment study, the follow-up of OPMD study participants will continue for 52-weeks, and the primary endpoints (safety) and secondary endpoints (comprising the quantitative radiographic measures of global swallowing function and pharyngeal constrictor muscle function, and the clinical and patient-reported assessments noted above) will be evaluated during each 90-day period following Day 1 (Day 1 represents the day of BB-301 intramuscular injection).

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

Results of Operations

Revenues

The Company has not generated any revenues from the sales of products. Revenues from licensing fees are included in the revenue from customers line item on our consolidated statements of operations and comprehensive loss. Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies. The Company recognized licensing fee revenues totaling $14 thousand and $25 thousand during the six months ended December 31, 2022 and December 31, 2021, respectively.

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

Operating Expenses

The following tables sets forth a summary of our expenses for each of the periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(US$’000)
Operating Expenses:
Research and development	$3,761	$3,146	$6,421	$5,926
General and administrative	1,863	1,714	3,783	3,756

Total operating expenses	$5,624	$4,860	$10,204	$9,682

During the three and six months ended December 31, 2022 and December 31, 2021, respectively, we incurred $3.8 million and $6.4 million in research and development expenses, respectively, as compared to $3.1 million and $5.9 million for the comparable periods ended December 31, 2021. Research and development expenses relate primarily to the OPMD project. The year-over-year increases for the six-month period reflect conclusion of the BB-301 Regulatory Toxicology Study and the Parallel Assay Method Development, Qualification, and Validation project, and the continuation of the GMP manufacturing project and Natural History Study.

General and administrative expense totaled $1.9 million and $3.8 million for the three and six months ended December 31, 2022, compared to $1.7 million and $3.8 million for the comparable periods ended December 31, 2021. The year-over-year increase for the three-month periods ended December 31 relate to higher bonuses and legal fees, partially offset by lower listing and filing fees and stock-based compensation. See Note 9 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Other Income (Expense)

The following tables sets forth a summary of our other income (loss) for each of the periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
	(US$’000)
Other Income (Loss):
Foreign currency transaction gain (loss)	$161	$48	$(346)	$(193)
Interest expense, net	(9)	(11)	(18)	(12)
Other income, net	50	—	50	—
Unrealized loss on investment	(3)	(23)	—	(5)

Total other income (loss), net	$199	$14	$(314)	$(210)

Other income (loss), net during the three and six months ended December 31, 2022, which consists of foreign currency transaction gain (loss), interest expense, other income, and unrealized loss on investment, totaled $199 thousand and $(314) thousand, respectively. During the three and six months ended December 31, 2021, respectively, other income (loss) totaled $14 thousand and $(210) thousand. The increase in foreign currency transaction gains during the three-month periods ended December 31 and in foreign currency transaction losses during the six-month periods ended December 31 reflect changes in foreign exchange rates. Other income relates to recognition of a tax penalty refund receivable. Unrealized loss on investment decreased for the three and six month periods ended December 31, 2022, compared to the same prior year periods.

Liquidity and Capital Resources

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $159 million as of December 31, 2022. We expect that our research and development expenses may increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States.

We had no borrowings as of December 31, 2022 and do not currently have a credit facility.

As of December 31, 2022, we had cash and cash equivalents of approximately $10.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Three Months Ended
	December 31,
	2022	2021
	(US$’000)
Net cash provided by (used in):
Operating activities	$(9,888)	$(7,622)
Investing activities	—	—
Financing activities	16,015	—
Effects of exchange rate changes on cash and cash equivalents	348	182

Net increase (decrease) in cash, cash equivalents, and restricted cash	$6,475	$(7,440)

Operating activities

Net cash used in operating activities for the six months ended December 31, 2022 and 2021 was $9.9 million and $7.6 million, respectively. Net cash used in operating activities was primarily the result of our net loss, partially offset by non-cash expenses, and changes in working capital, including an increase in payables.

Financing activities

Net cash provided by financing activities was $16.0 million and $0 for the six months ended December 31, 2022 and 2021, respectively. Cash from financing activities in 2022 was related to the issuance of common stock, pre-funded warrants, and Series 2 warrants, including $17.9 million in gross proceeds from the September 2022 Capital Raise, partially offset by $1.9 million in share issuance costs.

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

Unless and until we establish significant revenues from licensing programs, strategic alliances or collaboration arrangements with pharmaceutical companies, or from product sales, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of product candidates and begin to prepare to commercialize any product that receives regulatory approval. We are subject to the risks inherent in the development of new gene therapy products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The Company has performed a review of its cash flow forecasts and has concluded that substantial doubt exists as to its ability to continue as a going concern. The Company does not have sufficient liquidity to fund its operations for the next twelve months without raising additional funds and the success of raising such additional capital is not solely within the Company’s control.

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

Contractual Obligations and Commercial Commitments

On October 1, 2016, the Company entered into an operating lease for office space in Hayward, California that originally expired in April 2018. The Company has entered into lease amendments that extended the lease through June 2025. See Note 8 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 other than as set forth below.

We may fail to continue to meet the listing standards of The Nasdaq Capital Market and our failure to maintain the listing of our common stock with a U.S. national securities exchange could adversely affect the liquidity off our common stock.

Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including maintaining a minimum share price. For example, the current continued listing requirements of Nasdaq provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days.

On September 6, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days and that therefore we did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). The letter also states that we will be provided 180 calendar days, or until March 6, 2023 to regain compliance with the minimum bid price requirement. In accordance with Rule 5810(c)(3)(A), we can regain compliance if at any time during the 180-day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days. If by March 6, 2023, we cannot demonstrate compliance with the Rule 5550(a)(2), we may be eligible for additional time. To qualify for additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and we will need to provide written notice of our intention to cure the deficiency during the second compliance period. If we are not eligible for the second compliance period, then the Nasdaq Staff will provide notice that our securities will be subject to delisting. At such time, we may appeal the delisting determination to a Hearings Panel.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the minimum share price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price and liquidity of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our common stock from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement. These options include completing a reverse stock split of our common stock for the purpose of meeting the closing bid price requirement. Our stockholders approved a reverse stock split at our stockholder meeting on December 7, 2022.

If our common stock were to be delisted from Nasdaq, our common stock could begin to trade on one of the markets operated by OTC Markets Group, including OTCQX, OTCQB or OTC Pink (formerly known as the “pink sheets”), as the case may be. In such event, our common stock could be subject to the “penny stock” rules which, among other things, require brokers or dealers to approve investors’ accounts, receive written agreements and determine investor suitability for transactions and disclose risks relating to investing in the penny stock market. Any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets. In addition, there can be no assurance that our common stock would be eligible for trading on any such alternative exchange or markets.

We will need to continue our efforts to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain capital when needed may negatively impact our ability to continue as a going concern.

Developing ddRNAi products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in preclinical studies and in future clinical trials and as we undertake preclinical studies of new product candidates. As of December 31, 2022, our cash and cash equivalents were $10.5 million. We estimate that without additional financing, our existing cash and cash equivalents will not be sufficient to fund our operations for the next twelve months and the success of raising such additional capital is not solely within the Company’s control. Our operating plan may require changes and delays as a result of such liquidity issues. We may need to seek additional funds sooner than planned, through public or private equity or debt financings, government grants or other third-party funding, strategic alliances and licensing arrangements or a combination of these approaches. In addition, because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In any event, we will require additional capital to obtain regulatory approval for our product candidates and to commercialize any product candidates that receive regulatory approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on April 15, 2020)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 17, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 21, 2021)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 9, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 12, 2022).

31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Benitec Biopharma Inc.
Dated: February 13, 2023

/s/ Jerel Banks
Jerel Banks
Executive Chairman and Chief Executive Officer
(principal executive officer)

/s/ Megan Boston
Megan Boston
Executive Director (principal financial and accounting officer)