Form 10-Q
period 2023-03-31
Benitec Biopharma Inc.
filed 2023-05-15
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
of the Exchange Act).    Yes  ☐ or    No  ☒
We had 27,981,161 shares of our common stock outstanding as of the close of business on Ma
y 11, 2
023.

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

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements
BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	March 31,	June 30,
	2023	2022
	(Unaudited)
Assets
Current assets:

Cash and cash equivalents	$6,551	$4,062
Restricted cash	14	14
Trade and other receivables	56	3
Prepaid and other assets	774	741

Total current assets	7,395	4,820
Property and equipment, net	106	222
Deposits	25	25
Other assets	105	135
Right-of-use assets	589	771

Total assets	$8,220	$5,973

Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$2,455	$1,880
Accrued employee benefits	429	400
Lease liabilities, current portion	269	252

Total current liabilities	3,153	2,532
Lease liabilities, less current portion	354	559

Total liabilities	3,507	3,091

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value-160,000,000 shares authorized; 27,981,161 shares and 8,171,690 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	3	1
Additional paid-in capital	168,791	152,453
Accumulated deficit	(163,228)	(148,327)
Accumulated other comprehensive loss	(853)	(1,245)

Total stockholders’ equity	4,713	2,882

Total liabilities and stockholders’ equity	$8,220	$5,973

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenue:

Licensing revenues from customers	$54	$48	$68	$73

Total revenues	54	48	68	73

Operating expenses
Research and development	3,167	2,171	9,588	8,096
General and administrative	1,228	1,337	5,011	5,093

Total operating expenses	4,395	3,508	14,599	13,189

Loss from operations	(4,341)	(3,460)	(14,531)	(13,116)
Other income (loss):
Foreign currency transaction gain (loss)	(45)	229	(391)	36
Interest expense, net	(7)	(10)	(25)	(22)
Other income, net	—	(29)	50	(29)
Unrealized loss on investment	(4)	(5)	(4)	(10)

Total other income (loss), net	(56)	185	(370)	(25)

Net loss	$(4,397)	$(3,275)	$(14,901)	$(13,141)

Other comprehensive income:
Unrealized foreign currency translation gain (loss)	45	(233)	392	(51)

Total other comprehensive income (loss)	45	(233)	392	(51)

Total comprehensive loss	$(4,352)	$(3,508)	$(14,509)	$(13,192)

Net loss	$(4,397)	$(3,275)	$(14,901)	$(13,141)

Net loss per share:
Basic and diluted	$(0.16)	$(0.40)	$(0.67)	$(1.61)

Weighted average number of shares outstanding: basic and diluted	27,981,161	8,171,690	22,090,191	8,171,690

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2021	8,171,690	$1	$151,583	$(130,119)	$(1,455)	$20,010
Share-based compensation	—	—	271	—	—	271
Foreign currency translation gain	—	—	—	—	239	239
Net loss	—	—	—	(5,045)		(5,045)

Balance at September 30, 2021	8,171,690	1	151,854	(135,164)	(1,216)	15,475

Share-based compensation	—	—	239	—	—	239
Foreign currency translation loss	—	—	—	—	(57)	(57)
Net loss	—	—	—	(4,821)	—	(4,821)

Balance at December 31, 2021	8,171,690	1	152,093	(139,985)	(1,273)	10,836
Share-based compensation	—	—	192	—	—	192
Foreign currency translation loss	—	—	—	—	(233)	(233)
Net loss	—	—	—	(3,275)	—	(3,275)

Balance at March 31,2022	8,171,690	$1	$152,285	$(143,260)	$(1,506)	$7,520

Balance at June 30, 2022	8,171,690	$1	$152,453	$(148,327)	$(1,245)	$2,882
Issuance of common stock, pre-funded warrants, and common warrants sold for cash, net of offering costs of $1,869	17,637,843	2	16,013	—	—	16,015
Share-based compensation	—	—	302	—	—	302
Foreign currency translation gain	—	—	—	—	507	507
Net loss	—	—	—	(5,093)	—	(5,093)

Balance at September 30, 2022	25,809,533	3	168,768	(153,420)	(738)	14,613
Exercise of pre-funded warrants	2,171,628	—	—	—	—	—
Share-based compensation	—	—	(48)	—	—	(48)
Foreign currency translation loss	—	—	—	—	(160)	(160)
Net loss	—	—	—	(5,411)	—	(5,411)

Balance at December 31, 2022	27,981,161	3	168,720	(158,831)	(898)	8,994
Share-based compensation	—	—	71	—	—	71
Foreign currency translation gain	—	—	—	—	45	45
Net loss	—	—	—	(4,397)	—	(4,397)

Balance at March 31, 2023	27,981,161	$3	$168,791	$(163,228)	$(853)	$4,713

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2023	2022
Cash flows from operating activities:

Net loss	$(14,901)	$(13,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115	161
Amortization of right-of-use assets	182	168
Unrealized loss on investment	4	10
Share-based compensation expense	325	702
Changes in operating assets and liabilities:
Trade and other receivables	(50)	47
Prepaid expense and other assets	(14)	609
Trade and other payables	580	512
Accrued employee benefits	30	28
Lease liabilities	(188)	(140)

Net cash used in operating activities	(13,917)	(11,044)

Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants, and common warrants	17,884	—
Shares and pre-funded warrant issuance costs	(1,869)	—

Net cash provided by financing activities	16,015	—

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	391	(95)

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,489	(11,139)
Cash, cash equivalents, and restricted cash, beginning of period	4,076	19,769

Cash, cash equivalents, and restricted cash, end of period	$6,565	$8,630

Supplemental disclosure of cash flow information:
Re-measurement of operating lease right-of-use assets and liabilities	$—	$794

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
Other comprehensive income (loss) for all periods presented consists entirely of foreign currency translation gains and losses.

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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the consolidated balance sheets. There were no cash equivalents or bank overdrafts as of March 31, 2023 and June 30, 2022.
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
Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of March 31, 2023, and June 30, 2022, there were 40,684,965 and 845,159 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
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
3. Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2023, and 2022, the Company incurred a net loss of $14.9 million and $13.1 million and used cash of $13.9 million and $11.0 million in operations, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.

The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its full operating costs, and as such, is dependent on funding operations through capital financing activities. As of March 31, 2023, the Company had $6.6 million in cash and cash equivalents. The Company has performed a review of its cash flow forecasts and has concluded that substantial doubt exists as to its ability to continue as a going concern.
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
4. Cash, cash equivalents, and restricted cash

	March 31,	June 30,
(US$’000)	2023	2022
Cash at bank	$6,551	$4,062
Restricted cash	14	14

Total	$6,565	$4,076

5. Prepaid and other assets

(US$’000)	March 31, 2023	June 30, 2022
Prepaid expenses	$332	$871
Prepaid expenses—OPMD Program	546
Market value of listed shares	1	5
Total other assets	879	876
Less: non-current portion	(105)	(135)

Current portion	$774	$741

6. Pr
operty and equipment, net

(US$’000)	March 31, 2023	June 30, 2022
Software	$6	$6
Lab equipment	1,343	1,343
Computer hardware	30	31
Leasehold improvements	24	24

Total property and equipment, gross	1,403	1,404
Accumulated depreciation and amortization	(1,297)	(1,182)

Total property and equipment, net	$106	$222

Depreciation and
amortization
expense was $32 thousand and $115 thousand and for the three and nine months ended March 31, 2023, and $54 thousand and $161 thousand, respectively, for the same periods in 2022.
7. Trade and other payables

(US$’000)	March 31, 2023	June 30, 2022
Trade payable	$635	$422
Accrued license fees	116	120
Accrued professional fees	53	131
Accrued OPMD project costs	1,560	1,089
Accrued consultant fees	55	47
Other payables	36	71

Total	$2,455	$1,880

8. Leases
The Company has entered into an operating lease for office space under an agreement that expires in 2025. The lease requires the Company to pay utilities, insurance, taxes and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.
The tables below show the changes during the nine months ended March 31, 2023:

(US$’000)	Operating lease right- of- use assets
Balance at July 1, 2022	$771
Amortization of right of use asset	(182)

Operating lease right-of-use asset at March 31, 2023	$589

(US$’000)	Operating lease liabilities
Balance at July 1, 2022	$811
Principal payments on operating lease liabilities	(188)

Operating lease liabilities at March 31, 2023	623
Less: non-current portion	(354)

Current portion at March 31, 2023	$269

As of March 31, 2023, the Company’s operating lease has a remaining lease term of 2.21 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	March 31, 2023
2023	$292
2024	303
2025	62

Total operating lease payments	657
Less imputed interest	(34)

Present value of operating lease liabilities	$623

The Company recorded lease liabilities and
right-of-use
lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. Rent expense was $0.1 million and $0.2 million for the three and nine months ended March 31, 2023, respectively, and $0.1 million and $0.2 million for the same periods in 2022.

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
The activity related to warrants during the nine months ended March 31, 2023, is summarized as follows:

		Weighted-
		average
		Exercise
	Common	Price
	Stock from	(per
	Warrants	share)
Outstanding at July 1, 2022	107,095	$10.50
Pre-funded warrants issued September 15, 2022	12,171,628	$0.0001
Series 2 Warrants issued September 15, 2022	29,809,471	$0.66

Outstanding at September 30, 2022	42,088,194	$0.49
Pre-funded warrants exercised	2,171,628	$0.0001

Outstanding at March 31, 2023	39,916,566	$0.52

Exercisable at March 31, 2023	39,916,566	$0.52

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
As of March 31, 2023, there were 39,916,566 warrants outstanding.
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

Equity Awards
The activity related to equity awards, which are comprised of stock options during the nine months ended March 31, 2023 is summarized as follows:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at June 30, 2022	738,064	$6.95	7.18 years	$—

Expired	5,665	$45.92

Granted	36,000	$0.17	9.93 years
Outstanding at March 31, 2023	768,399	$6.35	6.64 years	$1,501

Exercisable at March 31, 2023	456,688	$8.58	6.46 years	$—

Share-Based Compensation Expense
The classification of share-based compensation expense is
summarized
as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2023
(US$’000)	2023	2022	2023	2022
Research and development	$27	$63	$87	$224
General and administrative	44	129	238	478
Total share-based compensation expense	$71	$192	$325	$702

As of March 31, 2023, there was $0.2 million of unrecognized share-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan.
10. Income taxes
For the three and nine months ended March 31, 2023, and March 31, 2022 respectively, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
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
12. Related party transactions
During the nine months ended March 31, 2023, the Company did not enter into any related party transactions. As of March 31, 2022, the Company had entered into a related party transaction with Francis Abourizk Lightowlers for legal fees totaling $1 thousand. Peter Francis, a non-executive
director at the Company, is a partner at Francis Abourizk Lightowlers. As of March 31, 2022 amounts due to this related party of $1 thousand were included in trade and other payables on the accompanying consolidated balance sheet.

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

As we endeavor to complete our development programs, including the ongoing Toxicology and Biodistribution and Natural History studies for BB-301, we are in close contact with our principal investigators, contract research organizations, and preclinical trial sites, which are located in the United States, Canada, and France, and are assessing the impact of COVID-19 on our studies and the expected development timelines and costs on an ongoing basis. In light of developments relating to the COVID-19 global pandemic since the beginning of the outbreak, the focus of healthcare providers and hospitals on fighting the virus, and consistent with the FDA’s industry guidance for conducting clinical trials, we have experienced delays to the original timeline regarding the initiation and anticipated completion of the ongoing BB-301 Clinical Trial Application (CTA)-enabling and Investigational New Drug Application (IND)-enabling development work. The initiation of the BB-301 Pilot Dosing Study in Beagle dogs, which represents a key component of the CTA- enabling and IND-enabling work, was delayed by several months, however, the study has been completed without incident. The acquisition of chemical reagents, biological reagents and laboratory supplies which are essential for the conduct of basic laboratory research, the conduct of nonclinical studies and the completion of GMP manufacturing of BB-301, has also become challenging due to the disruption of global supply chains inherent to the production of these materials. We will continue to evaluate the impact of the COVID-19 pandemic on our business and we expect to reevaluate the timing of our anticipated preclinical and clinical milestones as we learn more and the impact of COVID-19 on our industry becomes clearer.

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

Nasdaq Listing

On September 6, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days and therefore we did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

The letter also states that we will be provided 180 calendar days, or until March 6, 2023, to regain compliance with the minimum bid price requirement. In accordance with Rule 5810(c)(3)(A), we can regain compliance if at any time during the 180-day period the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days. On March 7, 2023, Nasdaq notified the Company in writing that while the Company had not regained compliance with the minimum bid price requirement, it was eligible for an additional 180 calendar day period, or until September 5, 2023, to regain compliance with the minimum bid price requirement. Nasdaq’s determination was based on the Company having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement and on the Company’s written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time during this additional time period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed.

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

In December 2022 Benitec began screening OPMD subjects at the first clinical trial site in the United States in support of the OPMD clinical development program. In January 2023 Benitec disclosed the enrollment of the first OPMD subject into the Natural History Study (i.e., the 6-month pre-treatment observation period described below). Enrollment of OPMD subjects into the Natural History Study at the U.S. clinical trial site is proceeding at a rapid pace and supports our central clinical development goals of: (1) administering BB-301 to OPMD subjects in 2H2023, and (2) disclosing interim safety and efficacy data in 2H2023 for one or more subjects that have received BB-301.

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

•

The screening of OPMD subjects for enrollment into the OPMD Natural History Study began in December 2022, with the first OPMD subject being formally enrolled in January 2023 and brisk enrollment having continued over the subsequent months. This observational study will facilitate the characterization of OPMD patient disposition at baseline and assess subsequent rates of progression of dysphagia (swallowing impairment) in subjects with OPMD via the use of quantitative radiographic measures of global swallowing function and pharyngeal constrictor muscle function along with clinical assessments and patient-reported self-assessments of swallowing function

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

•

The natural history of dysphagia observed for each OPMD study participant in the Natural History Study, as characterized by the quantitative radiographic measures and the clinical and patient self-reported assessments outlined above, will serve as the baseline for comparative assessments of safety and efficacy of BB-301 upon rollover of OPMD study subjects from the Natural History Study onto the Phase 1b/2a BB-301 treatment study

•

Upon the achievement of 6-months of follow-up in the Natural History Study, OPMD Natural History Study participants can become eligible for enrollment onto the Phase 1b/2a treatment study with the investigational genetic medicine, BB-301, which uses an AAV9-based gene therapy approach for the treatment of OPMD-derived dysphagia

•

This first-in-human (FIH) clinical trial will be a Phase 1b/2a, open-label, dose escalation study to evaluate the safety and clinical activity of intramuscular doses of BB-301 administered to the pharyngeal muscles of subjects with OPMD

•

Upon rollover from the Natural History Study onto the Phase 1b/2a BB-301 treatment study, the follow-up of OPMD study participants will continue for 52-weeks, and the primary endpoints (safety) and secondary endpoints (comprising the quantitative radiographic measures of global swallowing function and pharyngeal constrictor muscle function, and the clinical and patient-reported assessments noted above) will be evaluated during each 90-day period following Day 1 (Day 1 represents the day of BB-301 intramuscular injection).

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

Results of Operations

Revenues

The Company has not generated any revenues from the sales of products. Revenues from licensing fees are included in the revenue from customers line item on our consolidated statements of operations and comprehensive loss. Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies. The Company recognized licensing fee revenues totaling $68 thousand and $73 thousand during the nine months ended March 31, 2023 and March 31, 2022, respectively. Licensing fee revenue for the three-month periods ended March 31, 2023 and March 31, 2022 totaled $54 thousand and $48 thousand, respectively.

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

Expenses

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

Operating Expenses

The following tables sets forth a summary of our expenses for each of the periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(US$’000)
Operating Expenses:

Research and development	$3,167	$2,171	$9,588	$8,096
General and administrative	1,228	1,337	5,011	5,093

Total operating expenses	$4,395	$3,508	$14,599	$13,189

During the three and nine months ended March 31, 2023, we incurred $3.2 million and $9.6 million in research and development expenses, respectively, as compared to $2.2 million and $8.1 million for the comparable periods ended March 31, 2022. Research and development expenses relate primarily to the OPMD project. The year-over-year increases for the nine-month period reflect conclusion of the BB-301 Regulatory Toxicology Study and the Parallel Assay Method Development, Qualification, and Validation project, and the continuation of the GMP manufacturing project and Natural History Study.

General and administrative expense totaled $1.2 million and $5.0 million for the three and nine months ended March 31, 2023, compared to $1.3 million and $5.1 million for the comparable periods ended March 31, 2022. The year-over-year decrease for the three-month periods ended March 31 relates to lower listing and filing fees and stock-based compensation. See Note 9 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Other Income (Loss)

The following tables sets forth a summary of our other income (loss) for each of the periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
	(US$’000)
Other Income (Loss):

Foreign currency transaction gain (loss)	$(45)	$229	$(391)	$36
Interest expense, net	(7)	(10)	(25)	(22)
Other income, net	—	(29)	50	(29)
Unrealized loss on investment	(4)	(5)	(4)	(10)

Total other income (loss), net	$(56)	$185	$(370)	$(25)

Other income (loss), net during the three and nine months ended March 31, 2023, which consists of foreign currency transaction gain (loss), interest expense, other income, and unrealized loss on investment, totaled $(56) thousand and $(370) thousand, respectively. During the three and nine months ended March 31, 2022, respectively, other income (loss) totaled $185 thousand and $(25) thousand. The swings to foreign currency transaction losses during the three- and nine-month month periods ended March 31 reflect changes in foreign exchange rates. Other income for the nine-month period ended March 31, 2023 relates to recognition of a refund. Unrealized loss on investment decreased for the three- and nine- month periods ended March 31, 2023, compared to the same prior year periods.

Liquidity and Capital Resources

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $163 million as of March 31, 2023. We expect that our research and development expenses may increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States.

We had no borrowings as of March 31, 2023 and do not currently have a credit facility.

As of March 31, 2023, we had cash and cash equivalents of approximately $6.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Nine Months Ended
	March 31,
	2023	2022
	(US$’000)
Net cash provided by (used in):

Operating activities	$(13,917)	$(11,044)
Financing activities	16,015	—
Effects of exchange rate changes on cash and cash equivalents	391	(95)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$2,489	$(11,139)

Operating activities

Net cash used in operating activities for the nine months ended March 31, 2023 and 2022 was $13.9 million and $11.0 million, respectively. Net cash used in operating activities was primarily the result of our net loss, partially offset by non-cash expenses, and changes in working capital, including an increase in payables.

Financing activities

Net cash provided by financing activities was $16.0 million and $0 for the nine months ended March 31, 2023 and 2022, respectively. Cash from financing activities during the nine months ended March 31 2023, was related to the issuance of common stock, pre-funded warrants, and Series 2 warrants, including $17.9 million in gross proceeds from the September 2022 Capital Raise, partially offset by $1.9 million in share issuance costs.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 6, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that the minimum bid price per share for our common stock fell below $1.00 for a period of 30 consecutive business days and that therefore we did not meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). The letter stated that we will be provided 180 calendar days, or until March 6, 2023 to regain compliance with the minimum bid price requirement.

On March 7, 2023, Nasdaq notified the Company in writing that while the Company had not regained compliance with the minimum bid price requirement, it was eligible for an additional 180 calendar day period, or until September 5, 2023, to regain compliance with the minimum bid price requirement. Nasdaq’s determination was based on the Company having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price requirement and on the Company’s written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time during this additional time period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation of compliance and the matter will be closed.

If the Company does not regain compliance by September 5, 2023, then Nasdaq will provide written notification that the Company’s common stock will be delisted, at which point the Company may appeal Nasdaq’s determination to a Hearings Panel. The Company would remain listed on Nasdaq pending the Hearings Panel’s decision. There can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the Hearings Panel, that such appeal would be successful.

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

Developing ddRNAi products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in preclinical studies and in future clinical trials and as we undertake preclinical studies of new product candidates. As of March 31, 2023, our cash and cash equivalents were $6.6 million. We estimate that without additional financing, our existing cash and cash equivalents will not be sufficient to fund our operations for the next twelve months and the success of raising such additional capital is not solely within the Company’s control. Our operating plan may require changes and delays as a result of such liquidity issues. We may need to seek additional funds sooner than planned, through public or private equity or debt financings, government grants or other third-party funding, strategic alliances and licensing arrangements or a combination of these approaches. In addition, because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In any event, we will require additional capital to obtain regulatory approval for our product candidates and to commercialize any product candidates that receive regulatory approval.

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

Benitec Biopharma Inc.

Dated: May 15, 2023	/s/ Jerel Banks
Jerel Banks
Executive Chairman and Chief Executive Officer
(principal executive officer)

/s/ Megan Boston
Megan Boston
Executive Director (principal financial and accounting officer)