Form 10-K
period 2023-06-30
Benitec Biopharma Inc.
filed 2023-09-21
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2023

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from

to

Commission File Number: 001-39267

Benitec Biopharma Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-462-0206
(State or other jurisdiction of incorporation or organization)	(I.R.S. Em ployer Identification No.)

3940 Trust Way Hayward, California	94545
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(510) 780-0819
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	BNTC	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Registrant’s common equity held by non-affiliates, based upon the closing price of the Registrant’s securities on the Nasdaq Capital Market of $2.89 on December 31, 2022 was approximately $4,756,798.
There were 2,547,434 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding on August 16, 2023.
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

All references to “$” in this Annual Report refer to U.S. dollars. All references to “A$” in this Annual Report mean Australian dollars. As of June 30, 2023, the rate of exchange of U.S. dollars to Australian dollars was 1.5063 AUD.

Our fiscal year-end is June 30. References to a particular “fiscal year” are to our fiscal year ended June 30 of that calendar year.

Except as otherwise stated, all share and earnings per share amounts presented in this Annual Report reflect the impact of the 1-for-17 reverse stock split of the Company’s common stock effective July 26, 2023.

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

•	our ability to continue as a going concern;

•	the length of time over which we expect our cash and cash equivalents to be sufficient to execute on our business plan;

•	our intellectual property position and the duration of our patent portfolio;

•	the impact of local, regional, and national and international economic conditions and events; and

•	the impact of the COVID-19 pandemic, the disease caused by the SARS-CoV-2 virus, which may adversely impact our business and preclinical and future clinical trials;

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

Benitec Biopharma Inc. (“Benitec” or the “Company” or in the third person, “we” or “our”) is a clinical-stage biotechnology company focused on the advancement of novel genetic medicines with headquarters in Hayward, California. The proprietary platform, called DNA-directed RNA interference, or ddRNAi, combines RNA interference, or RNAi, with gene therapy to create medicines that facilitate sustained silencing of disease-causing genes following a single administration. The unique therapeutic constructs also enable the simultaneous delivery of wildtype replacement genes, facilitating the proprietary “silence and replace” approach to the treatment of genetically defined diseases. The Company is developing a silence and replace-based therapeutic (BB-301) for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), a chronic, life-threatening genetic disorder.

BB-301 is a silence and replace-based genetic medicine currently under development by Benitec. BB-301 is an AAV-based gene therapy designed to permanently silence the expression of the disease-causing gene (to slow, or halt, the biological mechanisms underlying disease progression in OPMD) and to simultaneously replace the mutant gene with a wildtype gene (to drive restoration of function in diseased cells). This fundamental therapeutic approach to disease management is called “silence and replace.” The silence and replace mechanism offers the potential to restore the normative physiology of diseased cells and tissues and to improve treatment outcomes for patients suffering from the chronic, and potentially fatal, effects of OPMD. BB-301 has been granted Orphan Drug Designation in the United States and the European Union.

The targeted gene silencing effects of RNAi, in conjunction with the durable transgene expression achievable via the use of modified viral vectors, imbues the silence and replace approach with the potential to produce permanent silencing of disease-causing genes along with simultaneous replacement of the wild type gene function following a single administration of the proprietary genetic medicine. We believe that this novel mechanistic profile of the current and future investigational agents developed by Benitec could facilitate the achievement of robust and durable clinical activity while greatly reducing the frequency of drug administration traditionally expected for medicines employed for the management of chronic diseases. Additionally, the achievement of permanent gene silencing and gene replacement may significantly reduce the risk of patient non-compliance during the course of medical management of potentially fatal clinical disorders.

We will require additional financing to progress our product candidates through to key inflection points.

Our proprietary technology platforms are designated as DNA-directed RNA interference, or “ddRNAi”, and “silence and replace.” ddRNAi is designed to produce permanent silencing of disease-causing genes, by combining RNA interference, or RNAi, with viral delivery agents typically associated with the field of gene therapy (i.e., viral vectors). Modified AAV vectors are employed to deliver genetic constructs which encode short hairpin RNAs that are, then, serially expressed and processed to produce siRNA molecules within the transduced cell for the duration of the life of the target cell. These newly introduced siRNA molecules drive permanent silencing of the expression of the disease-causing gene. The silence and replace approach further bolsters the biological benefits of permanent silencing of disease-causing genes by incorporating multifunctional genetic constructs within the modified AAV vectors to create an AAV-based gene therapy agent that is designed to silence the expression of disease-causing genes (to slow, or halt, the underlying mechanism of disease progression) and to simultaneously replace the mutant genes with normal, “wildtype” genes (to drive restoration of function in diseased cells). This fundamentally distinct therapeutic approach to disease management offers the potential to restore the underlying physiology of the treated tissues and, in the process, improve treatment outcomes for patients suffering from the chronic and, potentially, fatal effects of diseases like Oculopharyngeal Muscular Dystrophy (OPMD).

Traditional gene therapy is defined by the introduction of an engineered transgene to correct the pathophysiological derangements derived from mutated or malfunctioning genes. Mutated genes can facilitate the intracellular production of disease-causing proteins or hamper the production of critical, life-sustaining, proteins. The introduction of a new transgene can facilitate the restoration of production of normal proteins within the diseased cell, thus, restoring natural biological function. Critically, the implementation of this traditional method of gene therapy cannot eliminate the expression, or the potential deleterious effects of, the underlying mutant gene (as mutant proteins may be continually expressed and aggregate or drive the aggregation of other native proteins within the diseased cell). In this regard, the dual capabilities of the proprietary silence and replace approach to silence a disease-causing gene via ddRNAi and simultaneously replace the wild type activity of a mutant gene via the delivery of an engineered transgene could facilitate the development of differentially efficacious treatments for a range of genetic disorders.

Overview of RNAi and the siRNA Approach

The mutation of a single gene can cause a chronic disease via the resulting intracellular production of a disease-causing protein (i.e., an abnormal form of the protein of interest), and many chronic and/or fatal disorders are known to result from the inappropriate expression of a single gene or multiple genes. In some cases, genetic disorders of this type can be treated exclusively by “silencing” the intracellular production of the disease-causing protein through well-validated biological approaches like RNA interference (“RNAi”). RNAi employs small nucleic acid molecules to activate an intracellular enzyme complex, and this biological pathway temporarily reduces the production of the disease-causing protein. In the absence of the disease-causing protein, normal cellular function is restored and the chronic disease that initially resulted from the presence of the mutant protein is partially or completely resolved. RNAi is potentially applicable to over 20,000 human genes and a large number of disease-causing microorganism-specific genes.

Figure 1

A small double stranded RNA, or dsRNA, molecule (A, Figure 1), comprising one strand known as the sense strand and another strand known as the antisense strand, which are complementary to each other, is synthesized in the laboratory. These small dsRNAs are called small interfering RNAs, or siRNAs. The sequence of the sense strand corresponds to a short region of the target gene mRNA. The siRNA is delivered to the target cell (B, Figure 1), where a group of enzymes, referred to as the RNA-Induced Silencing Complex, or RISC, process the siRNA (C, Figure 1), where one of the strands (usually the sense strand) is released (D, Figure 1). RISC uses the antisense strand to find the mRNA that has a complementary sequence (E, Figure 1) leading to the cleavage of the target mRNA (F, Figure 1). As a consequence, the output of the mRNA (protein production) does not occur (G, Figure 1). Several companies, including Alnylam Pharmaceuticals Inc. (“Alnylam”), utilize this approach in their RNAi product candidates.

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

Our Approach to the Treatment of Genetic Diseases—ddRNAi and Silence and Replace

Our proprietary silence and replace approach to the treatment of genetic diseases combines RNAi with wild type gene replacement to drive permanent silencing of disease-causing genes and concomitant restoration of functional wild type genes following a single administration of the therapeutic agent. Benitec employs ddRNAi in combination with classical gene therapy (i.e., transgene delivery via viral vectors) to overcome several of the fundamental limitations of RNAi.

The silence and replace approach to the treatment of genetic disorders employs adeno-associated viral vectors (“AAVs”) to deliver genetic constructs which may, after a single administration to the target tissues:

•	Chronically express RNAi molecules inside of the target, diseased, cells (to serially silence the intracellular production of mutant, disease- causing, protein and the wild type protein of interest);

•	Simultaneously drive the expression of a wild type variant of the protein of interest (to restore native intracellular biological processes); and

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

Our cash and cash equivalents will be deployed for the advancement of our product candidate BB-301 for the treatment of OPMD-derived dysphagia, including the natural history lead-in study and the Phase 1b/2a BB-301 treatment study, for the continued advancement of development activities for other existing and new product candidates, for general corporate purposes and for strategic growth opportunities.

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

BB-301 is an AAV-based gene therapy designed to silence the expression of disease-causing genes (to slow, or halt, the underlying mechanism of disease progression) and to simultaneously replace the mutant genes with normal, “wildtype” genes (to drive restoration of function in diseased cells). This fundamental therapeutic approach to disease management is called “silence and replace” and this biological mechanism offers the potential to restore the underlying physiology of the treated tissues and, in the process, improve treatment outcomes for patients suffering from the chronic and, potentially, fatal effects of Oculopharyngeal Muscular Dystrophy (OPMD). BB-301 has been granted Orphan Drug Designation in the United States and the European Union.

Our Strengths

We believe that the combination of our proprietary ddRNAi and silence and replace technology, and our deep expertise in the design and development of genetic medicines, will enable us to achieve and maintain a leading position in gene silencing and gene therapy for the treatment of human disease. Our key strengths include:

•	A first mover advantage for silence and replace-based therapeutics;

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

Our Strategy

We endeavor to become the leader in discovery, development, and commercialization of silence and replace-based therapeutic agents. We apply the following general strategy to drive the Company towards these goals:

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

Our Pipeline

The following table sets forth our current product candidate and the development status:

Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy

We are developing BB-301 for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD). The Investigational New Drug (IND) application for BB-301 was approved to proceed by the U.S. Food and Drug Administration in June 2023. BB-301 is the lead investigational agent under development by Benitec, and the key attributes of BB-301 are outlined in Figure 3.

Figure 3

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

BB-301—Design and Mechanism of Action

BB-301 is designed to target two distinct regions of the PABPN1 mRNA to accomplish gene silencing via the concomitant expression of two distinct shmiRs from a single DNA construct (Figure 4). BB-301 is also engineered to drive the simultaneous expression of a codon-optimized, siRNA-resistant, version of the wild type PABPN1 gene (Figure 4).

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

In subsequent studies, Benitec demonstrated in a key nonclinical model (the A17 mouse model) that a single intramuscular injection of BB-301 results in robust intracellular silencing of PABPN1 protein production and concomitant expression of the normal, biologically functional PABPN1 protein. In the A17 mouse model, the treatment restores muscle strength and muscle weight to wild type levels and improves other physiological hallmarks of the disease (Figure 6a, Figure 6b, Figure 6c, Figure 6d):

•

Multiple A17 animal cohorts received single doses of BB-301 (over a range of doses spanning 4x10[8] vg/muscle-to-7.5x10[11] vg/muscle) and, following BB-301 administration, each cohort was observed for 14-weeks

•

BB-301 was injected into the Tibialis Anterior (TA) muscle of 10 week old-to-12 week old animals and, 14-weeks post administration, each A17 cohort was anesthetized and the contractile properties of the injected TA muscles were analyzed via in-situ muscle electrophysiology

•

Intermediate doses of BB-301 resulted in 75% silencing of PABPN1 and 26% replacement of wild type PABPN1 activity, leading to full restoration of muscle strength, clearance of INIs, and a reduction of fibrosis

•

An additional experiment conducted over the course of 20-weeks demonstrated that more modest doses of BB-301 (which supported only partial resolution of the disease phenotype at week-14) were, surprisingly, able to facilitate significant benefit at 20-weeks, as evidenced by restoration of parameters relating to muscle strength, weight and INI formation

Figure 6a. Dose-Dependent shRNA Expression

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

The Pilot Dosing Study evaluated the safety and biological activity of two concentrations of BB-301 (1.0+E13 vg/mL and 3.0+E13 vg/mL) across three distinct doses (1.0+E13 vg/mL, 3.0+E13 vg/mL with a low injection volume, and 3.0+E13 vg/mL with a high injection volume) following direct intramuscular injection into the Hypopharyngeal (HP) muscles and the Thyropharyngeal (TP) muscles of Beagle dogs via the use of a proprietary delivery device employed in an open surgical procedure. The HP muscle in Beagle dogs corresponds to the Middle Pharyngeal Constrictor muscle in human subjects, and the TP muscle in Beagle dogs corresponds to the Inferior Pharyngeal Constrictor muscle in human subjects. Atrophy, fibrosis, and the presence of intranuclear inclusions characterize the Middle Pharyngeal Constrictor muscles and the Inferior Pharyngeal Constrictor muscles of human subjects diagnosed with OPMD. BB-301 was injected into the pharyngeal muscles of the Beagle dog subjects only on Day 1 of the Pilot Dosing Study, and the corresponding canine pharyngeal muscles were harvested for analysis after 8 weeks of observation post-dosing. BB-301 dosing was carried out independently by both a veterinary surgeon and a practicing Otolaryngologist who has extensive experience with the provision of palliative surgical care for OPMD patients.

The key results are summarized here:

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

Summary of Regulatory Interactions:

•

In June 2023 the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug (IND) application for BB-301 which allows dosing of BB-301 to begin for OPMD subjects that are eligible for enrollment into the Phase 1b/2a treatment study (described below).

Operational Updates

The key milestones related to the development of BB-301 for the treatment of OPMD, along with other corporate updates, are outlined below:

BB-301 Clinical Development Program Overview:

•	The BB-301 clinical development program will be conducted in the United States and Canada, and the primary elements of the program are summarized below:

•	The program will comprise approximately 76 weeks of follow-up which we anticipate will consist of:

•

The OPMD Natural History (NH) Study: 6-month pre-treatment observation periods for the evaluation of baseline disposition and natural history of OPMD-derived dysphagia (swallowing impairment) in each study participant.

•

Dosing with BB-301: 1-day of BB-301 dosing to initiate participation in the Phase 1b/2a single-arm, open-label, sequential, dose-escalation cohort study. BB-301 will be delivered directly to the pharyngeal muscles of each study subject.

•

Phase 1b/2a Treatment Evaluation: 52-weeks of post-dosing follow-up for conclusive evaluation of the primary and secondary endpoints of the BB-301 Phase 1b/2a treatment study, with interim safety and efficacy results expected to be available at the end of each 90-day period following the administration of BB-301.

•

The OPMD NH Study will characterize the level of dysphagia borne by each OPMD subject at baseline and assess subsequent progression of dysphagia via the use of the following quantitative radiographic measures (i.e., videofluoroscopic swallowing studies or “VFSS”). The VFSS outlined below collectively provide objective assessments of global swallowing function and the function of the pharyngeal constrictor muscles (i.e., the muscles whose functional deterioration drives disease progression in OPMD):

•	Total Pharyngeal Residue %(C2-4)[2]

•	Pharyngeal Area at Maximum Constriction (PhAMPC)

•	Dynamic Imaging Grade of Swallowing Toxicity Scale (DIGEST)

•	Vallecular Residue %(C2-4)[2], Pyriform Sinus Residue %(C2-4)2, and Other Pharyngeal Residue %(C2-4)[2]

•	Normalized Residue Ratio Scale (NRRSv, NRRSp)

•	Pharyngeal Construction Ratio (PCR)

•

The NH study will also employ clinical measures of global swallowing capacity and oropharyngeal dysphagia, along with two distinct patient-reported outcome instruments targeting the assessment of oropharyngeal dysphagia.

•	Upon the achievement of 6-months of follow-up in the NH Study, participants will, potentially, be eligible for enrollment into the BB-301 Phase 1b/2a treatment study.

•	BB-301 Phase 1b/2a Treatment Study:

•	This first-in-human (FIH) study will evaluate the safety and clinical activity of intramuscular doses of BB-301 administered to subjects with OPMD.

•	The primary endpoint of the FIH study will be safety.

•

Secondary endpoints are designed to determine the impact of BB-301 on swallowing efficiency, swallowing safety, and pharyngeal constrictor muscle function in subjects diagnosed with OPMD with dysphagia via the use of serial clinical and videofluoroscopic assessments. Critically, each of the clinical and videofluoroscopic assessments employed in the FIH study will be equivalent to those employed for the NH study to facilitate comparative clinical and statistical analyses for each study subject.

•	The primary and secondary endpoints will be evaluated during each 90-day period following BB-301 intramuscular injection (Day 1).

•

The NH of dysphagia observed for each OPMD study participant, as characterized by the VFSS and clinical swallowing assessments carried out during the NH Study, will serve as the baseline for comparative assessments of safety and efficacy of BB-301 upon rollover from the NH Study onto the BB-301 Phase 1b/2a Treatment Study.

•	In December 2022, Benitec began screening OPMD subjects at the lead clinical study site in the United States.

•	In January 2023, Benitec announced the enrollment of the first OPMD subject into the NH Study in the United States.

•	As of September 2023, 15 subjects have been enrolled into the NH study in the United States.

•

The pace of enrollment of OPMD subjects into the NH Study at the U.S. clinical study site supports our central clinical development goals of: (1) administering BB-301 to OPMD subjects in 2H2023, and (2) disclosing the initial interim safety and efficacy data over the next 12 months for subjects that have received BB-301.

Additional Regulatory Updates for the Clinical Development Program:

North America:

•

Formal submission of the comprehensive NH Study trial package to the Research Ethics Board (REB) for the lead clinical study site in Canada was completed, and Benitec awaits the formal response from the REB.

•	Approval of the NH Study trial package by the REB is required for clinical study site activation and OPMD patient screening and enrollment to begin in Canada.

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

Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our proprietary technology and scientific expertise in gene silencing using ddRNAi provide us with competitive advantages, we face potential competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions and governmental agencies and public and private research institutions that may develop potentially competitive products or technologies. We are aware of several companies focused on developing gene therapy or gene silencing product candidates.

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

Recent Developments in Regulation of Gene Therapy

Government Regulation in the United States

The FDA has provided guidance for the development of gene therapy products. For example, the FDA has established the Office of Tissues and Advanced Therapies (formerly Office of Cellular, Tissue and Gene Therapies) within the Center for Biologics Evaluation and Research (CBER), to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. In addition, the FDA has issued a growing body of clinical guidelines, chemical, manufacturing and control, or CMC, guidelines, regenerative medicine guidelines and other guidelines, all of which are intended to facilitate industry’s development of gene therapy products.

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

FDA Additional Requirements

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 clinical trials may be made a condition to be satisfied for continuing drug and biologic approval. The results of Phase 4 clinical trials can confirm the efficacy of a product candidate and can provide important safety information. In addition, the FDA has expressed statutory authority to require sponsors to conduct post- market studies to specifically address safety issues identified by the agency.

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

Employees

As of June 30, 2023, we had 18 full-time employees, 7 of whom have a Ph.D., 4 have Masters Degrees and 2 have Biotechnology Certificates, for a total of 13 with post-graduate degrees. Of these full-time employees, 13 are engaged in research and development activities and 5 are engaged in finance, legal, human resources, facilities and general management. None of our employees is represented by any labor union. As of June 30, 2023, 17 employees were located in the United States of America, and 1 employee was located in Australia.

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

Reverse Stock Split

On July 26, 2023, the Company effected a 1-for-17 reverse stock split (the “Reverse Stock Split”) of its common stock. In accordance with the Reverse Stock Split, 17 pre-split shares of the Company’s common stock were automatically converted into one issued and outstanding post-split share. Proportional adjustments were also made to all outstanding stock options, pre-funded warrants, and common warrants in accordance with their respective terms. The Reverse Stock Split did not change the par value of the Company’s common stock or the authorized number of shares. No fractional shares were issued in connection with the Reverse Stock Split. All fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. All share and earnings per share amounts presented in this Form 10-K reflect the impact of this reverse split.

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

•

We are early in our product development efforts and our current product candidate is in early clinical stage. We may not be able to obtain regulatory approvals for the commercialization of our product candidates;

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

As of June 30, 2023, we had accumulated losses of $167.9 million. We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we and our predecessor have financed our operations primarily through the issuance of equity securities, research and development grants from the Australian government and payments from our collaboration partners. We do not expect to generate any significant revenue for the foreseeable future, and we expect to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for product candidates. The amount of our future net losses is uncertain and will depend, in part, on the rate of our future expenditures. Our ability to continue operations will depend on, among other things, our ability to obtain funding through equity or debt financings, strategic collaborations or additional grants.

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

Developing ddRNAi products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in preclinical studies and clinical trials and as we undertake preclinical studies of new product candidates.

On August 11, 2023 we closed an underwritten public offering in which we sold 875,949 shares of common stock, 15,126,226 pre-funded warrants to purchase 15,126,226 shares of common stock, and 16,002,175 common warrants to purchase up to 16,002,175 shares of common stock. The combined purchase price for each share of common stock and accompanying common warrant was $1.93, which was allocated as $1.9299 per share of common stock and $0.0001 per common warrant. Each pre-funded warrant was sold together with one common warrant at a combined price of $1.9299, which was allocated as $1.9298 per pre-funded warrant and $0.0001 per common warrant. In addition, the Company granted the underwriter an option to purchase up to 2,331,606 additional shares of common stock and/or up to 2,331,606 additional common warrants. As of August 15, 2023 the underwriter had partially exercised this option and purchased 458,134 additional shares of common stock and 458,134 additional common warrants. Net proceeds from the offering, including the impact of the underwriter’s partial exercise of its option and net of underwriting discounts, commissions, and other offering expenses, totaled $28.6 million. We estimate that our cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months after the date that this Annual Report is filed.

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

We will continue to seek to raise additional working capital through public equity, private equity or debt financings. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it may materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

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

•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;

•	restrictions on the products, manufacturers, or manufacturing process;

•	warning letters;

•	civil and criminal penalties;

•	injunctions;

•	suspension or withdrawal of regulatory approvals;

•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;

•	total or partial suspension of production;

•	imposition of restrictions on operations, including costly new manufacturing requirements; and

•	refusal to approve pending BLAs or supplements to approved BLAs.

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

The clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other pharmaceutical product candidates. The FDA and comparable foreign regulatory authorities have relatively limited experience with ddRNAi-based and silence and replace- based therapeutics, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States or other countries. We and our current collaborators, or any future collaborators, may never receive approval to market and commercialize any product candidate. Even if we or a collaborator obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired and may require labeling that includes significant use or distribution restrictions or safety warnings.

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

Before obtaining marketing approval from regulatory authorities for the sale of any of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive and time-consuming, and their outcome is uncertain. We may experience delays in initiating and completing any clinical trials that we are conducting or intend to conduct as a result of the COVID-19 pandemic, and we do not know whether our ongoing or planned clinical trials will begin or progress on schedule, need to be redesigned, enroll patients on time or be completed on schedule, or at all. We cannot guarantee that any clinical trials will be initiated or conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	inability to generate sufficient preclinical, toxicology or other data to support the initiation of human clinical trials;

•	delays in reaching consensus with regulatory agencies on trial design;

•	identifying, recruiting and training suitable clinical investigators;

•	delays in reaching agreement on acceptable terms with prospective CROs and clinical trial sites;

•	delays in obtaining required IRB or IBC approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in our clinical trials;

•	imposition of a clinical hold by regulatory agencies, including after an inspection of our clinical trial operations or trial sites;

•	failure by our CROs, other third parties or us to adhere to clinical trial requirements;

•	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory requirements in other countries;

•	inability to manufacture, test, release, import or export for use sufficient quantities of our product candidates for use in clinical trials;

•	failure to manufacture our product candidate in accordance with cGMP requirements or applicable regulatory guidelines in other countries;

•	delays in the testing, validation and manufacturing of our product candidates;

•	delays in the delivery of our product candidates to the clinical trial sites;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	clinical trial sites dropping out of a trial;

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical trial protocols;

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

Our third-party manufacturers may be subject to damage or interruption from, among other things, events such as the COVID-19 pandemic, fire, natural or man-made disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events.

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

We currently have no sales and marketing organization and have no experience selling and marketing pharmaceutical products. To successfully commercialize any product candidates that may be approved, we will need to develop these capabilities, either through our relationships with collaborators or our own. We may seek to enter into collaborations with other entities to utilize their marketing and distribution capabilities, but we may be unable to enter into marketing agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. The establishment and development of our own sales force or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch. Moreover, we cannot be certain that we will be able to successfully develop this capability. We will be competing with many companies that currently have extensive and well- funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Events such as the COVID-19 pandemic and other public health crises may materially and adversely affect our business, financial condition and results of operations.

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

We are aware of multiple companies that are working in the field of RNAi therapeutics, including Alnylam, Arbutus, Arrowhead. Some of our current product candidates, if approved, would compete with approved and currently marketed treatments.

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

If any of our product candidates are approved for commercialization, it is our current intention to market them on a worldwide basis, either alone or in collaboration with others. In addition, we conduct development activities in various jurisdictions throughout the world. We expect that we will be subject to additional risks related to engaging in international operations, including:

•	different regulatory requirements for approval of biopharmaceutical products in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in Australia or the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, natural disasters, including earthquakes, typhoons, floods and fires and disease pandemics and epidemics.

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

Our relationships with third-party payers, healthcare professionals and customers in the United States and elsewhere may be subject to anti- kickback, fraud and abuse, false claims, transparency, health information privacy and security and other healthcare laws and regulations, which could expose us to significant penalties.

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

From time to time, we may consider additional strategic transactions, such as collaborations, acquisitions, asset purchases or sales and out- or in- licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborators is significant, and the negotiation process is time- consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may not be able to maintain any new or existing collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator discontinues the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non- recurring or other charges, increase our expenditures, pose significant integration or implementation challenges or disrupt our management or business.

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

Our current laboratory operations are located in our facility situated in Hayward, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics and pandemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize the facility, may compromise our ability to operate our business, particularly on a daily basis, cause us financial losses and inhibit or delay our continued development of our product candidates. Loss of access to this facility may result in increased costs, delays in the development of our product candidates or interruption of our business operations. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at this facility, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facility is unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial position, results of operations and prospects.

The investment of our cash and cash equivalents is subject to risks which may cause losses and affect the liquidity of these investments.

As of June 30, 2023, we had $2.5 million in cash and cash equivalents. We historically have invested substantially all of our available cash and cash equivalents in cash deposits meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, which would have a negative effect on our financial results. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

We have in-licensed certain intellectual property from third parties, including technology related to ddRNAi and antisense RNA. In some cases, our licenses to intellectual property are non-exclusive and the licensors may license the technology to our competitors in the same field, which may result is significant competition for us. In other cases, our licenses to intellectual property are exclusive only for a specific field of use (such as human therapeutics), and the licensors retain rights to practice the licensed intellectual property themselves and to grant licenses to third parties in other fields. Such third parties may develop improvements to the licensed intellectual property that are not licensed to us, which could block our ability to continue developing the product candidate covered by the licensed intellectual property, unless we negotiate a license. Such third parties may also disclose competitively sensitive information about the licensed intellectual property that diminishes its value. In other cases, our licenses are for research purposes only. Upon regulatory marketing approval of our product candidates it may be necessary for us to obtain a broader license in order to commercialize. We cannot guarantee the availability of the broader license or that it can be obtained on commercially reasonable terms.

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

For example, in patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non- enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation, amendments to our patent claims or statements being made on the record such that our claims may no longer be construed to cover our product candidates. Outcomes or statements on the record in one country could have a disadvantageous effect on prosecution or enforcement of a patent or patent application in another country. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that no invalidating prior art exists or that the patent examiner was aware of all material prior art during prosecution. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain, enforce or defend the patents, covering technology that we license from third parties. Therefore, these patents and applications may not be prosecuted, enforced and defended in a manner consistent with the best interests of our business. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our products or certain aspects of our platform technology. Such a loss of patent protection could have a material adverse impact on our business. Patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without legally infringing our patents or other intellectual property rights. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, enforcement of a favorable decision by a court can depend on cooperation of a governmental authority which may or may not be available in every jurisdiction. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities.

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

Filing, prosecuting and defending patents on product candidates in all countries around the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. In addition, we may at times in- license third-party technologies for which limited international patent protection exists and for which the time period for filing international patent applications has passed. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Potential competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates, if approved, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Risks Related to an Investment in Our Common Stock

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

Section 404(a) of the Sarbanes-Oxley Act requires that our management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. Although Section 404(b) of the Sarbanes- Oxley Act requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal controls over financial reporting, we rely on the exemption provided for non-accelerated filers, and consequently will not be required to comply with SEC rules that implement Section 404(b) of the Sarbanes-Oxley Act until such time as we are an accelerated or large accelerated filer.

The presence of any material weaknesses in our internal control over financial reporting could result in financial statement errors which, in turn, could lead to errors in our financial reports and/or delays in our financial reporting, which could require us to restate our operating results. We might not identify one or more material weaknesses in our internal controls in connection with evaluating our compliance with Section 404(a) of the Sarbanes- Oxley Act. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we will need to expend significant resources and provide significant management oversight. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors and employees, entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, be effective in maintaining the adequacy of our internal control.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on Nasdaq under the symbol “BNTC.” On August 15, 2023, the closing sale price of our common stock as reported on Nasdaq was $2.69 per share.

Holders

As of September 10, 2023, we had approximately 3,318 record holders of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Benitec Biopharma Inc. (“Benitec” or the “Company” or in the third person, “we” or “our”) is a clinical-stage biotechnology company focused on the advancement of novel genetic medicines with headquarters in Hayward, California. The proprietary platform, called DNA-directed RNA interference, or ddRNAi, combines RNA interference, or RNAi, with gene therapy to create medicines that facilitate sustained silencing of disease-causing genes following a single administration. The unique therapeutic constructs also enable the simultaneous delivery of wildtype replacement genes, facilitating the proprietary “silence and replace” approach to the treatment of genetically defined diseases. The Company is developing a silence and replace-based therapeutic (BB-301) for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), a chronic, life-threatening genetic disorder.

BB-301 is a silence and replace-based genetic medicine currently under development by Benitec. BB-301 is an AAV-based gene therapy designed to permanently silence the expression of the disease-causing gene (to slow, or halt, the biological mechanisms underlying disease progression in OPMD) and to simultaneously replace the mutant gene with a wildtype gene (to drive restoration of function in diseased cells). This fundamental therapeutic approach to disease management is called “silence and replace.” The silence and replace mechanism offers the potential to restore the normative physiology of diseased cells and tissues and to improve treatment outcomes for patients suffering from the chronic, and potentially fatal, effects of OPMD. BB-301 has been granted Orphan Drug Designation in the United States and the European Union.

The targeted gene silencing effects of RNAi, in conjunction with the durable transgene expression achievable via the use of modified viral vectors, imbues the silence and replace approach with the potential to produce permanent silencing of disease-causing genes along with simultaneous replacement of the wild type gene function following a single administration of the proprietary genetic medicine. We believe that this novel mechanistic profile of the current and future investigational agents developed by Benitec could facilitate the achievement of robust and durable clinical activity while greatly reducing the frequency of drug administration traditionally expected for medicines employed for the management of chronic diseases. Additionally, the achievement of permanent gene silencing and gene replacement may significantly reduce the risk of patient non-compliance during the course of medical management of potentially fatal clinical disorders.

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

Certain of our research and development efforts are conducted globally, including the ongoing development of our silence and replace therapeutic for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), and will be dependent upon our ability to continue our preclinical and clinical studies and related work despite the COVID-19 pandemic and any similar events.

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

September 2022 Capital Raise

On September 15, 2022, the Company announced the closing of an underwritten public offering of common stock and common stock equivalents (the September 2022 Capital Raise”). The Company received gross proceeds of approximately $17.9 million and net proceeds of approximately $16.0 million from the offering.

August 2023 Capital Raise

On August 11, 2023, the Company announced the closing of an underwritten public offering of common stock and common stock equivalents (the “August 2023 Capital Raise”). The Company received gross proceeds of approximately $30.9 million and net proceeds of approximately $28.6 million from the offering.

Results of Operations

Revenues from customers

In the fiscal year ended June 30, 2023, the Company generated funds primarily from capital raising activities. The Company has not generated any revenues from the sales of products. Revenues from licensing fees and interest income are included in the revenue from customers line item on our statements of operations and comprehensive income (loss). Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies.

The following table sets forth a summary of our revenues for each of the periods set forth below:

	Year Ended June 30,
	2023	2022
	(US$’000)
Revenues from customers	$75	$73
Total revenues	$75	$73

During the year ended June 30, 2023, the Company recognized $75 thousand in customer revenues, as compared to $73 thousand for the comparable year ended June 30, 2022. The slight increase in revenues from customers is due to the increase in licensing revenue in the current year.

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

Expenses

The following table sets forth a summary of our expenses for each of the periods set forth below:

	Year Ended June 30,
	2023	2022
	(US$’000)
Expenses:
Royalties and license fees	$—	$9
Research and development	12,774	11,272
General and administrative	6,382	6,646

Total expenses	19,156	17,927

During the year ended June 30, 2023, we did not incur any royalties and license fees, as compared to $9 thousand for the year ended June 30, 2022. The change is primarily due to a decrease in license fees.

During the year ended June 30, 2023, we incurred $12.774 million in research and development expenses, as compared to $11.272 million for the comparable year ended June 30, 2022. The increase in research and development expenses relates primarily to the OPMD project.

General and administrative expense was $6.382 million and $6.646 million for the years ended June 30, 2023 and 2022, respectively. The year-over-year decrease relates primarily to lower listing and filing fees and stock-based compensation.

Other Income (Loss)

The following table sets forth a summary of our other income (loss) for each of the periods set forth below:

	Year Ended June 30,
	2023	2022
	(US$’000)
Other Loss:
Foreign currency transaction loss	(415)	(232)
Interest expense, net	(33)	(32)
Other expense, net	(30)	(79)
Unrealized loss on investment	(3)	(11)

Total other loss, net	(481)	(354)

The other loss, net during the year ended June 30, 2023 totaled $481 thousand, which consists of foreign currency transaction loss, interest expense, other expense, net, and unrealized loss on investment. During the year ended June 30, 2022, other loss, net, totaled $354 thousand. Foreign currency transaction loss has increased due to a change in foreign exchange rates. Interest expense was essentially unchanged year-over-year. The decrease in other expense, net relates to recognition of a tax refund. Unrealized loss on investment was due to lower fair market values of the Company’s investments.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended June 30, 2023, and 2022, the Company incurred net losses of $19.56 million and $18.21 million, and used net cash of $18.01 million and $15.90 million in operations, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995, except for the year ended June 30, 2019 where we had net income of $2.609 million and generated positive cash flows of $4.790 million from operating activities. The Company had accumulated losses of $167.9 million as of June 30, 2023. We expect that our research and development expenses may increase due to the continued development of the OPMD program.

We had no borrowings for the years ended June 30, 2023 and 2022 and do not currently have a credit facility.

As of June 30, 2023, we had cash and cash equivalents of $2.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Year Ended June 30,
	2023	2022
	(US$’000)
Net cash provided by (used in):
Operating activities	$(18,012)	$(15,899)
Investing activities	(1)	(13)
Financing activities	16,015	—
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	412	204

Net decrease in cash, cash equivalents, and restricted cash	$(1,586)	$(15,708)

Operating activities

Net cash used in operating activities for the year ended June 30, 2023 was $18.012 million. Net cash used in operating activities for the year ended June 30, 202 was $15.899 million. Net cash used in operating activities was primarily the result of our net loss, change in working capital, depreciation and amortization, and share-based compensation expense.

Investing activities

Net cash used in investing activities for the years ended June 30, 2023 and 2022 was $1 thousand and $13 thousand, respectively, and primarily related to purchases of equipment.

Financing activities

Net cash provided by financing activities was $16.015 million and zero for the years ended June 30, 2023 and 2022, respectively. For the year ended June 30, 2023, cash from financing activities related to the issuance of ordinary shares and pre-funded warrants, and common warrants; including $17.884 million in gross proceeds from the September 2022 Capital Raise, partially offset by $1.869 million of shares and warrant issuance costs.

The future of the Company as an operating business will depend on its ability to keep operating costs and budgeted amounts and obtain adequate financing. While we continue to progress discussions and advance opportunities to engage with pharmaceutical companies and continue to seek licensing partners for ddRNAi in disease areas that are not our focus, there can be no assurance as to whether we will enter into such arrangements or what the terms of any such arrangement could be. On August 11, 2023, the Company closed an underwritten public offering resulting in $28.6 million in net proceeds to the Company. We estimate that our cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months after the date that this Annual Report is filed.

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

Unless and until we establish significant revenues from licensing programs, strategic alliances or collaboration arrangements with pharmaceutical companies, or from product sales, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of product candidates and begin to prepare to commercialize any product that receives regulatory approval. We are subject to the risks inherent in the development of new gene therapy products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. On August 11, 2023, the Company announced the closing of an underwritten public offering of common stock and common stock equivalents. The Company received gross proceeds of approximately $30.9 million and net proceeds of approximately $28.6 million from the offering.

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

Share-Based Compensation

The Company records share-based compensation in accordance with ASC 718, “Stock Compensation”. ASC 718 requires the fair value of all share- based employee compensation awarded to employees and non-employees to be recorded as an expense over the related requisite service period. The Company values employee and non-employee share-based compensation at fair value using the Black-Scholes Option Pricing Model.

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

Item 8. Financial Statements and Supplementary Data.
BENITEC BIOPHARMA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Benitec Biopharma Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Benitec Biopharma Inc. and its subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ BAKER TILLY US, LLP
We have served as the Company’s auditor
since
2020.
Mountain View, California
September 21, 2023

BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	June 30, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$2,477	$4,062
Restricted c ash	13	14
Trade and other receivables	55	3
Prepaid and other assets	1,184	741

Total current assets	3,729	4,820
Property and equipment, net	87	222
Deposits	25	25
Prepaid and other assets	97	135
Right-of-use assets	526	771

Total assets	$4,464	$5,973

Liabilities and Stockholders’ Equity
Current liabilities:
Trade and other payables	$3,231	$1,880
Accrued employee benefits	472	400
Lease liabilities, current portion	275	252

Total current liabilities	3,978	2,532
Lease liabilities, less current portion	284	559

Total liabilities	4,262	3,091
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value—160,000,000 shares authorized; 1,645,951 and 480,688 shares issued and outstanding at June 30, 2023 and 2022, respectively	—	—
Additional paid-in capital	168,921	152,454
Accumulated deficit	(167,889)	(148,327)
Accumulated other comprehensive loss	(830)	(1,245)

Total stockholders’ equity	202	2,882

Total liabilities and stockholders’ equity	$4,464	$5,973

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended June 30,
	2023	2022
Revenue:
Revenues from customers	$75	$73

Operating expenses
Royalties and license fees	—	9
Research and development	12,774	11,272
General and administrative	6,382	6,646

Total operating expenses	19,156	17,927

Loss from operations	(19,081)	(17,854)
Other loss:
Foreign currency transaction loss	(415)	(232)
Interest expense, net	(33)	(32)
Other expense, net	(30)	(79)
Unrealized loss on investment	(3)	(11)

Total other loss, net	(481)	(354)

Net loss	$(19,562)	$(18,208)

Other comprehensive income (loss):
Unrealized foreign currency translation gain	415	210

Total other comprehensive income	415	210

Total comprehensive loss	$(19,147)	$(17,998)

Net loss	$(19,562)	$(18,208)

Net loss per share:
Basic and diluted	$(14.12)	$(37.88)

Weighted-average shares outstanding:
Basic and diluted	1,385,818	480,688

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	480,688	$—	$151,584	$(130,119)	$(1,455)	$20,010
Share-based compensation	—	—	870	—	—	870
Foreign currency translation gain	—	—	—	—	210	210
Net loss	—	—	—	(18,208)	—	(18,208)

Balance at June 30, 2022	480,688	$—	$152,454	$(148,327)	$(1,245)	$2,882
Issuance of common stock and pre-funded warrants sold for cash, net of offering costs of $1,869	1,037,520	—	16,015			16,015
Exercise of pre-funded warrants	127,743	—	—	—	—	—
Share-based compensation	—	—	452	—	—	452
Foreign currency translation gain	—	—	—	—	415	415
Net loss	—	—	—	(19,562)	—	(19,562)

Balance at June 30, 2023	1,645,951	$—	$168,921	$(167,889)	$(830)	$202

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,562)	$(18,208)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	136	167
Amortization of right-of-use assets	245	225
Unrealized loss on investment	3	10
Share-based compensation expense	452	870
Changes in operating assets and liabilities:
Trade and other receivables	(50)	1
Prepaid and other assets	(414)	62
Trade and other payables	1,357	1,090
Accrued employee benefit payable	73	80
Lease liability	(252)	(196)

Net cash used in operating activities	(18,012)	(15,899)

Cash flows from investing activities:
Purchases of property and equipment	(1)	(13)

Net cash used in investing activities	(1)	(13)

Cash flows from financing activities:
Proceeds from issues of shares and pre-funded warrants	17,884	—
Share issue transaction costs	(1,869)	—

Net cash provided by financing activities	16,015	—

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	412	204

Net decrease in cash, cash equivalents, and restricted cash	(1,586)	(15,708)
Cash, cash equivalents, and restricted cash at beginning of year	4,076	19,784

Cash, cash equivalents, and restricted cash at end of year	$2,490	$4,076

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$2,477	$4,062
Restricted cash	13	14

Total cash, cash equivalents, and restricted cash	$2,490	$4,076

Supplemental disclosure of cash flow information:
Re-measurement of operating lease right-of-use assets and liabilities	$—	$794

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022
1. Business
Benitec Biopharma Inc. (the “Company”) is a corporation incorporated in the state of Delaware on November 22, 2019 and listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BNTC”. Benitec Biopharma Inc. is the parent entity of a number of subsidiaries including the previous parent entity Benitec Biopharma Limited (“BBL”). BBL was incorporated under the laws of Australia in 1995 and was listed on the Australian Securities Exchange, or ASX, from 1997 until April 15, 2020. On August 14, 2020, BBL reorganized as a Proprietary Limited company and changed its name to Benitec Biopharma Proprietary Limited. The Company’s business focuses on the development of novel genetic medicines. Our proprietary platform, called
DNA-directed
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
(“the
Re-
domiciliation”), acquired all BBL shares and BBL became a wholly owned subsidiary of Benitec Biopharma Inc.
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

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022

consummation of the
Re-domiciliation.
As a result, the financial statements included in this report reflect (i) the historical operating results of BBL and subsidiaries prior to the
Re-domiciliation;
(ii) the combined results of the Company, BBL, and subsidiaries following the completion of the
Re-domiciliation;
and (iii) the Company’s equity structure for all periods presented.
On July 26, 2023, the Company effected a
1-for-17
reverse stock split (the “Reverse Stock Split”) of its common stock. In accordance with the Reverse Stock Split, 17 pre-split
shares of the Company’s common were automatically converted into one issued and outstanding post-split share. Proportional adjustments were also made to all outstanding stock options, pre-funded
warrants, and common warrants in accordance with their respective terms. The Reverse Stock Split did not change the par value of the Company’s common stock or the authorized number of shares. No fractional shares were issued in connection with the Reverse Stock Split. All fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. All share and earnings per share amounts presented in this Form
10-K
reflect the impact of this reverse split
 as if it had taken effect on June 30, 2021.
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
June 30, 2023 and 2022

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
Moreover, the
COVID-19
pandemic and any similar events, poses risks that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time which may delay the Company’s clinical trials, and negatively impact manufacturing and testing activities performed by third parties. Any significant delays may impact the use and sufficiency of the Company’s existing cash reserves, and the Company may be required to raise additional capital earlier than it had previously planned. The Company may be unable to raise additional capital if and when needed, which may result in delays or suspension of its development plans. The extent to which the pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.
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
As of June 30, 2023 and 2022, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2023	June 30, 2022
Exchange rate on balance sheet dates
USD: AUD Exchange Rate	0.6639	0.6891
Average exchange rate for the period
USD: AUD Exchange Rate	0.6730	0.7254

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022

Fair Value Measurements
The Company measures its financial assets and liabilities in accordance with ASC 820, Fair Value Measurements. For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, the carrying amounts approximate fair value due to their short maturities. ASC 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs, other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions, which reflect those that a market participant would use.
As of June 30, 2023 and 2022, the Company had no financial assets or liabilities measured at fair value on a recurring basis.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the consolidated balance sheets.
Restricted cash balances of $13 thousand and $14 thousand as of June 30, 2023 and June 30, 2022, respectively, secure the Company’s credit cards.
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
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are expensed as incurred. Additions, renewals, and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the respective accounts, and any gain or loss is included in operations.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022

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
Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted- average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022

loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of June 30, 2023 and 2022, there were 2,456,032 and 49,716 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
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
June 30, 2023 and 2022

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
Equity-based Compensation Expense
The Company records share-based compensation in accordance with ASC 718, Stock Compensation. ASC 718 requires the fair value of all share-based employee compensation awarded to employees and non-employees
to be recorded as an expense over the related requisite service period. The Company values employee and non-employee
share-based compensation at fair value using the Black-Scholes Option Pricing Model.
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
June 30, 2023 and 2022

Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner
sources. The Company records unrealized foreign currency translation gain (loss) which qualifies as other comprehensive income (loss).
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU
No
. 2016-13:
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
effective July 1, 2023.
3. Liquidity
The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal years ended June 30, 2023 and 2022, the Company had a net loss of $19.6 million and $18.2 million, respectively, and net cash used in operations of $18.0 million and $15.9 million, respectively.
As of June 30, 2023, the Company had $2.5 million in cash and cash equivalents. The Company has incurred operating losses and negative cash flows from operations since inception, except for the year ended June 30, 2019. On August 11, 2023 we closed an underwritten public offering. Net proceeds from the offering, including the impact of the underwriter’s partial exercise of its option and net of underwriting discounts, commissions, and other offering expenses, totaled $28.6 million. We estimate that our cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months after the date that this Annual Report is filed.
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
4. Revenue

Revenues from customers (US$’000)	Year ended June 30, 2023	Year ended June 30, 2022
Licensing revenue	$75	$73

Total	$75	$73

The Company recognized licensing revenue over time as the performance obligations were satisfied.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022

5. Cash, cash equivalents, and restricted cash

(US$’000)	June 30, 2023	June 30, 2022
Cash at bank	$2,477	$4,062
Restricted cash	13	14

Total	$2,490	$4,076

6. Prepaid and other assets

(US$’000)	June 30, 2023	June 30, 2022
Prepaid expenses	$1,280	$871
Market value of listed shares	1	5

Total other assets	1,281	876
Less: non-current portion	(97)	(135)

Current portion	$1,184	$741

7. Property and equipment, net

(US$’000)	June 30, 2023	June 30, 2022
Software	$6	$6
Lab equipment	1,343	1,343
Computer hardware	32	31
Leasehold improvements	24	24

Total property and equipment, gross	1,405	1,404
Accumulated depreciation and amortization	(1,318)	(1,182)

Total property and equipment, net	$87	$222

Depreciation and amortization expense was $136,000 and $167,000 for the years ended June 30, 2023 and 2022, respectively.
8. Trade and other payables

(US$’000)	June 30, 2023	June 30, 2022
Trade payable	$1,140	$422
Accrued license fees	109	120
Accrued professional fees	75	131
Accrued OPMD project costs	1,750	1,089
Accrued consultant fees	88	47
Other payables	69	71

Total	$3,231	$1,880

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022

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
The tables below show the changes during the years ended June 30, 2023 and 2022:

(US$’000)	Operating lease right-of- use assets
Initial measurement at July 1, 2021	$202
Re-measurement during the period	794
Amortization of right of use asset	(225)

Balance at June 30, 2022	771
Amortization of right of use asset	(245)

Operating lease right-of-use asset at June 30, 2023	$526

(US$’000)	Operating lease liabilities
Initial measurement at July 1, 2021	$213
Re-measurement during the period	794
Principal payments on operating lease liabilities	(196)

Operating lease liabilities at June 30, 2022	811
Principal payments on operating lease liabilities	(252)

Operating lease liabilities at June 30, 2023	559
Less: non-current portion	284

Current portion at June 30, 2023	$275

As of June 30, 2023, the Company’s operating lease has a remaining lease term of 1.96 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	June 30, 2023
2024	$295
2025	291

Total operating lease payments	586
Less imputed interest	(27)

Present value of operating lease liabilities	$559

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022

For the fiscal years ended June 30, 2023 and 2022, total lease expense under operating leases was approximately $277,000 and $260,000, respectively, and was recorded in general and administrative expenses.
10. Stockholders’ equity
Common Stock
Warrants
On December 6, 2019, the Investors were issued 4 Purchase Warrants that were exercisable into 12,600 fully paid shares of common stock should the Purchase Warrants be exercised in full (“Purchase Warrants”). The exercise price for the Purchase Warrants is US$178.50 per share issued on exercise of a Purchase Warrant. The Purchase Warrants are exercisable, in whole or in part, any time from the date of issue until the fifth anniversary of the date of issue (December 6, 2024). On April 22, 2020, the Company issued 2,201 shares of common stock in connection with a cashless exercise of Purchase Warrants exercisable for 6,300 shares of common stock. The Company did not have an effective registration statement registering the resale of the Warrant Shares by the Holder at the time the Holder wanted to exercise the warrant; therefore, the Holder carried out a cashless exercise. The formula for conducting a cashless exercise was outlined in the Warrant agreement. Based on this formula, the Holder would have been entitled to receive 6,300 shares of common stock if they had exercised the Purchase Warrants for cash. Because of the cashless exercise, the holder received 2,201 shares.
On September 15, 2022, we closed an underwritten public offering in which we issued and sold (i) 1,037,521 shares of the Company’s common stock, (ii) 715,978 pre-funded
warrants, with each
pre-funded
warrant immediately exercisable for one share of common stock at an exercise price of $0.0017 per share until exercised in full and (iii) 29,809,471 outstanding Series 2 warrants (the “Series 2 Warrants”) which are currently exercisable into 1,753,503 shares of common stock after giving effect to the Reverse Stock Split at an exercise price of $11.22 per share. The Series 2 warrants sold in the offering became exercisable commencing December 9, 2022, the date on which the Company had both (a) received approval from its stockholders to increase the number of shares of common stock it is authorized to issue and (b) effected such stockholder approval by filing with the Secretary of State of the State of Delaware a certificate of amendment to its Amended and Restated Certificate of Incorporation, and will expire on the fifth anniversary of such initial exercise date. The combined purchase price for each share of common stock and accompanying common warrant was $10.20, which was allocated as $10.03 per share of common stock and $0.17 per common warrant. The Series 2 Warrants contain an exercise price adjustment mechanism providing that certain issuances of common stock (or common stock equivalents), if made at a price lower than the then existing exercise price of such Series 2 Warrants, would reset the exercise price to such lower price. As a result of the August 11, 2023 public offering, the exercise price of the Series 2 Warrants has been automatically reset as of the closing time of such public offering to $1.9299.
On October 17, 2022 and October 27, 2022, investors exercised 117,939 and 9,804 pre-funded
warrants, respectively, at an exercise price of $0.0017 per share.
As of June 30, 2023, there were 2,348,039 warrants outstanding.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022

The activity related to warrants during for the fiscal years ended June 30, 2023 and 2022, is summarized as follows:

	Common Stock from Warrants	Weighted Average Exercise Price (per share)
Outstanding at July 1, 2022	6,300	$178.50
Pre-funded warrants issued September 15, 2022	715,979	$0.0017
Series 2 warrants issued September 16, 2022	1,753,503	$11.22
Pre-funded warrants exercised	127,743	$0.0017

Outstanding at June 30, 2023	2,348,039	$8.86

Exercisable at June 30, 2023	2,348,039	$8.86
Effective as of the closing of the August 2023 underwritten public offering conducted by the Company, the exercise price of the Series
2 warrants issued
September 16, 2022 was automatically adjusted to $1.9299 as required by the terms of such warrants.
Equity Incentive Plan
Employee Share Option Plan
Upon the
Re-domiciliation,
the Company assumed BBL’s obligations with respect to the settlement of options that were issued by BBL prior to the
Re-
domiciliation pursuant to the Benitec Officers’ and Employees’ Share Option Plan (the “Plan”). This includes the Company’s assumptions of the Plan and all award agreements pursuant to which each of the options were granted. Each option when exercised entitles the option holder to one share in the Company. Options are exercisable on or before an expiry date, do not carry any voting or dividend rights and are not transferable except on death of the option holder or in certain other limited circumstances . Employee options vest one third on
each anniversary of the applicable grant date for three years. If an employee dies, retires or otherwise leaves the organization, and certain other conditions have been satisfied, generally the employee has 12 months to exercise their options, or the options are cancelled. After the
Re-domiciliation,
no new options have been or will be issued under the Plan.
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
Non-employee
director options vest in increments of
one-third
on the day prior to each of the Company’s next three annual stockholder meetings following the grant date. If an option holder dies or terminates employment or service due to Disability (as defined in the 2020 Plan), the option holder generally has 12 months to exercise their vested options, or the options are cancelled. If an option holder otherwise leaves the Company, other than for a termination by the Company for Cause (as defined in the 2020 Plan), the option holder generally has 90 days to exercise their vested options, or the options are cancelled. The maximum contractual term of options granted under the 2020 Plan is ten years. Upon the consummation of a Change in Control (as defined in the 2020 Plan), all unvested stock options will immediately vest as of immediately prior to the Change in Control.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022

On December 8, 2021, the Company’s stockholders approved an amendment to the 2020 Plan, which increased the number of shares of the Company’s common stock reserved under the 2020 Plan to 1,850,000. For the fiscal year ended June 30, 2023, our named executive officers (“NEO’s”) were each granted equity incentive awards under the 2020 Plan.
Equity Awards
The activity related equity awards, which are comprised of stock options, during the fiscal years ended June 30, 2023 and 2022, respectively, is summarized as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2021	41,298	$121.72	8.07 years
Granted	2,118	50.83	9.45 years

Outstanding at June 30, 2022	43,416	$118.15	7.18 years
Granted	66,868	3.88	9.94 years
Expired	(2,291)	848.12	—

Outstanding at June 30, 2023	107,993	$31.88	8.96 years	$11,888
Exercisable at June 30, 2023	27,135	$88.79	7.22 years
Equity-based Compensation Expense
The weighted-average grant-date fair value of stock options granted during the years ended June 30, 2023 and June 30, 2022 was $3.34 and $44.20, respectively.
The Company estimated the fair value of each employee equity award on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended June 30,
	2023	2022
Expected volatility	115.6%	122.1%
Expected term	6 years	6 years
Risk-free interest rate	3.96%	1.36%
Expected dividend yield	—%	—%
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
June 30, 2023 and 2022

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
Share-Based
Compensation Expense
The classification of share-based compensation expense for the years ended:

(US$’000)	June 30,
	2023	2022
Research and development	$161	$257
General and administrative	291	613

Total share-based compensation expense	$452	$870

As of June 30, 2023 and 2022, there was $350,000 and $522,000, respectively, of unrecognized share-based compensation expense related to stock options granted under the Plan and 2020 Plan. Unrecognized expense as of June 30, 2023 is expected to be recognized over a weighted average period of 2.11 years.
Employee option awards-related stock-based compensation expense for the years ended June 30, 2021 and 2022, and the nine months ended March 31, 2023 was understated by a total of
$34 thousand. The Company determined that this understatement is immaterial to the previously issued consolidated financial statements for the years ended June 30, 2021 and 2022, and the nine months ended March 31, 2023, and corrected it as of June 30, 2023.
11. Income taxes
Loss before provision for income taxes consisted of the following:

(US$’000)	Year Ended June 30,
	2023	2022
United States	$(18,953)	$(17,369)
International	(609)	(839)

Total	$(19,562)	$(18,208)

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022

The tax effects of significant items comprising the Company’s deferred taxes are as follows:

(US$’000)	June 30,
	2023	2022
Deferred tax assets:
Net operating losses	$18,388	$17,348
Other	221	348
Lease liability	117	170
Share-based compensation	263	205
Intangible assets	234	250
Section 174 Capitalization	3,070	—

Gross deferred tax assets	22,293	18,321
Less valuation allowance	(21,923)	(17,965)

Deferred tax liabilities:
Right-of-use assets	(111)	(162)
Fixed assets	(15)	(43)
Prepaid expenses	(244)	(151)

Total deferred tax liabilities	(370)	(356)

Net deferred taxes	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. As of June 30, 2023 and 2022, the Company established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.
The valuation allowance increased $3.958
million
during the year ended June 30, 2023. Net operating losses and tax credit carryforwards as of June 30, 2023 are as follows:

(US$’000)	Amount	Expiration Years
Net operating losses, federal (post-December 31, 2017)	$30,496	Do not expire
Net operating losses, state	4,632	2031-2042
Net operating losses, Australia	46,640	Do not expire

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022

The effective rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended June 30,
	2023		2022
Statutory rate	21.00%		21.00%
Permanent differences	(0.01%)		(0.22%)
Share-based payments	(0.19	% )	(0.36%)
Change in valuation allowance	(20.92%)		(20.55%)
Foreign tax rate differential	0.12%		0.13%

Total	(0.00%)		(0.00%)

The Company is subject to taxation in the U.S., various state jurisdictions and Australia. The Company’s tax returns for the tax years 2014, 2016, and 2019 through 2022 are open and are subject to examination by federal taxing authorities and the Company’s tax returns for tax years 2011 through 2022 are subject to examination by state taxing authorities. The Company is not currently undergoing a tax audit in any federal, state, or Australian jurisdiction.
The entire amount of the Company’s unrecognized tax benefits would not impact its effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the year ended June 30, 2023, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
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

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022

The CARES Act also provides other
non-tax
benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the fiscal year ended June 30, 2023.
On June 29, 2020, California Assembly Bill 85 (AB 85) was signed into law, which suspends the use of net operating losses and limits the use of research tax credits for 2020, 2021 and 2022, respectively.
On February 9, 2022, Governor Gavin Newsom signed CA SB 113 (SB 113) into law. The legislation shortens the suspension period for deducting net operating losses (NOL) The suspension of deductions of California NOLs applied to California taxpayers with net business income of $1 million or more for tax years beginning on or after January 1, 2020, and before January 1, 2023. SB 113 decreases that suspension period by one year, making the suspension applicable for tax years beginning on or after January 1, 2020, and before January 1, 2022. The Company evaluated the impact of SB 113 and determined that the legislation did not materially impact the Company’s income tax provision for the fiscal year ended June 30, 2023.
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
There are no contingent liabilities as of June 30, 2023 and 2022, respectively. See Note 9 above for lease commitments.
13. Related party transactions
During the year ended June 30, 2023, the Company did not enter into any related party transactions. During the year ended June 30, 2022, the Company had entered into related party transactions with Francis Abourizk Lightowlers for legal fees totaling $1 thousand. Peter Francis, a non-executive
director of the Company is a partner at Francis Abourizk Lightowlers.
14. Loss per share

	Year Ended June 30,
	2022	2022
Net loss attributable to common stockholders (US$’000)	($19,562)	($18,208)
Weighted average number of shares used in calculating basic and diluted earnings per share	1,385,818	480,688

Basic and diluted loss per share	($14.12)	($37.88)

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2023 and 2022

Outstanding warrants and options amounting to 2,456,032 and 49,716 to acquire common stock are considered anti-dilutive for the fiscal years ended June 30, 2023 and June 30, 2022, respectively.
15. Subsequent events
On July 26, 2023, the Company effected a
1-for-17
reverse stock split (the “Reverse Stock Split”) of its common stock. In accordance with the Reverse Stock Split, 17 pre-split
shares of the Company’s common were automatically converted into one issued and outstanding post-split share. Proportional adjustments were also made to all outstanding stock options, pre-funded
warrants, and common warrants in accordance with their respective terms. The Reverse Stock Split did not change the par value of the Company’s common stock or the authorized number of shares. No fractional shares were issued in connection with the Reverse Stock Split. All fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock.

All share and earnings per share amounts presented in this Form 10-K reflect the impact of the Reverse Stock Split.
On August 11, 2023 we closed an underwritten public offering in which we sold 875,949 shares of common stock, 15,126,226 pre-funded
warrants to purchase 15,126,226 shares of common stock, and 16,002,175 common warrants to purchase up to 16,002,175 shares of common stock. The combined purchase price for each share of common stock and accompanying common warrant was $1.93, which was allocated as $1.9299 per share of common stock and $0.0001 per common warrant. Each pre-funded
warrant was sold together with one common warrant at a combined price of $1.9299, which was allocated as $1.9298 per pre-funded
warrant and $0.0001 per common warrant. In addition, the Company granted the underwriter an option to purchase up to 2,331,606 additional shares of common stock and/or up to 2,331,606 additional common warrants. As of August 15, 2023 the underwriter had partially exercised this option and purchased 458,134 additional shares of common stock and 458,134 additional common warrants. Net proceeds from the offering, including the impact of the underwriter’s partial exercise of its option and net of underwriting discounts, commissions, and other offering expenses, totaled $28.6 million.
The Company has 29,809,471 outstanding Series 2 warrants (the “Series 2 Warrants”) which are currently exercisable into 1,753,503 shares of common stock after giving effect to the Reverse Stock Split. The Series 2 Warrants contain an exercise price adjustment mechanism providing that certain issuances of common stock (or common stock equivalents) if made at a price lower than the existing exercise price of $11.22 of such Series 2 Warrants, would reset the exercise price to such lower price. As a result of the August 11, 2023 public offering, the exercise price of the Series 2 Warrants has been automatically reset as of the closing time of such public offering to $1.9299.
On September 13, 2023, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors approved increases of the base salaries of Dr. Jerel Banks, the Company’s Executive Chairman and Chief Executive Officer, and Megan Boston, the Company’s Executive Director, to $655,200 and $350,784 (Ms. Boston’s salary as noted has been converted from AUD $1.00 to USD $0.64, which was the conversion rate as of September 13, 2023) respectively, each adjustment being effective as of October 1, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2023. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, and has concluded that there was no change that occurred during that period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our principal executive and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of June 30, 2023.

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

We are a non-accelerated filer, and therefore our independent registered public accounting firm has not and is not required to issue a report on the effectiveness of internal control over financial reporting.

Item 9B. Other Information.

During the three-month period ended June 30, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

On September 13, 2023, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors approved increases of the base salaries of Dr. Jerel Banks, the Company’s Executive Chairman and Chief Executive Officer, and Megan Boston, the Company’s Executive Director, to $655,200 and $350,784 (Ms. Boston’s salary as noted has been converted from AUD $1.00 to USD $0.64, which was the conversion rate as of September 13, 2023) respectively, each adjustment being effective as of October 1, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers and Corporate Governance. Directors and Executive Officers

The following table sets forth information covering our current directors and executive officers.

Name	Age	Position
Jerel Banks	48	Chief Executive Officer, Director
Megan Boston	51	Executive Director, Director
J. Kevin Buchi(1)(2)(3)	68	Director
Peter Francis(1)(2)(3)	67	Director
Edward Smith (1)(2)(3)	52	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Dr. Jerel Banks has been a Director since October 2016, Chairman of our Board since October 2017 and Chief Executive Officer since June 2018. Dr. Banks was formerly the Chief Investment Officer of Nant Capital, LLC . Prior to joining Nant Capital, LLC, Dr. Banks served as vice president, portfolio manager and research analyst for the Franklin Biotechnology Discovery Fund at Franklin Templeton Investments from 2012 to 2015. Prior to his tenure at Franklin Templeton Investments, he worked as a biotechnology senior equity research analyst at Sectoral Asset Management from 2011 to 2012. From 2008 to 2011, Dr. Banks worked as a biotechnology equity research analyst at Apothecary Capital, the healthcare investment management team for the family investment office of the Bass Family of Fort Worth, Texas. Dr. Banks began his career in investment management as a healthcare equity research associate at Capital Research Company where he was a member of the equity research team from 2006 to 2008. Dr. Banks earned an M.D. from Brown University School of Medicine and a Ph.D. in Organic Chemistry from Brown University, and he holds an A.B. in Chemistry from Princeton University.

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

J. Kevin Buchi has been a Director since April 2013. Mr. Buchi previously served as Chief Executive Officer of BioSpecifics Technologies Corp. and of TetraLogic Pharmaceuticals Corporation. Mr. Buchi served as Chief Executive Officer of Cephalon, Inc., or Cephalon, from December 2010 through its acquisition by Teva Pharmaceutical Industries Ltd in October 2011. After the acquisition Mr. Buchi served as Corporate Vice President, Global Branded Products of Teva Pharmaceuticals Industries Ltd. Mr. Buchi joined Cephalon in 1991

III-1

and held various positions, including Chief Operating Officer, from January 2010 to December 2010, Chief Financial Officer and Head of Business Development prior to being appointed Chief Executive Officer. Mr. Buchi is also on the board of directors of Amneal Pharmaceuticals, Inc. (NYSE: AMRX) and Novo Nordisk (NYSE:NVO), formerly Dicerna Pharmaceuticals, Inc. and Ampio Pharmaceuticals (NYSE:AMPE). Mr. Buchi has a B.A. in chemistry from Cornell University and a Masters in Management from Kellogg Graduate School of Management at Northwestern University. He is also a Certified Public Accountant.

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

Edward Smith has been a director since April 2020. Edward brings more than 20 years of experience in executive finance and operations leadership in the biotechnology industry to our Board. Edward presently serves as Chief Financial Officer of Reunion Neuroscience, a private, clinical stage pharmaceutical company focused on developing novel therapeutics for depressive disorders. Prior to that, he served as Chief Financial Officer and took public LAVA Therapeutics N.V. (Nasdaq: LVTX), a clinical stage pharmaceutical company focused on developing novel immuno-oncology therapeutics, and prior to that served as Chief Financial Officer at Marinus Pharmaceuticals, Inc. (Nasdaq: MRNS), a clinical-stage pharmaceutical company focused on developing and commercializing innovative therapeutics to treat patients suffering from rare seizure disorders and of PolyMedix, Inc. (Nasdaq: PYMX), a clinical stage pharmaceutical company focused on developing a novel class of antibiotics for the treatment of infectious diseases. Prior to that, he was executive director of finance at InKine Pharmaceutical Company, Inc. (Nasdaq: PYMX), where he assisted with its acquisition by Salix Pharmaceuticals, Inc. Earlier in his career, he held various positions in public accounting, most recently in the audit practice at Deloitte.

Based on his extensive finance and operations background in the biotechnology industry, we believe Mr. Smith has the appropriate skill and qualifications to serve on the Board.

There are no family relationships among any of our directors or executive officers and no arrangements or understandings with major shareholders, customers, suppliers or others pursuant to which any of our directors or members of senior management was selected as such, except Dr. Banks was appointed by Nant Capital as a Director in October 2016 following the acquisition by Nant Capital, LLC of a significant percentage of Benitec’s then- outstanding ordinary shares.

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

III-2

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

The Company’s Certificate provides that the Board is divided into three classes with staggered three-year terms. Only one class of directors is elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective terms. The Board is designated as follows:

•	Mr. Smith is a Class I director, and his current term will expire at the annual meeting of stockholders to be held in 2023;

•	Messrs. Buchi and Francis are Class II directors, and their current terms will expire at the annual meeting of stockholders to be held in 2024; and

•	Mr. Banks and Ms. Boston are Class III directors, and their current terms will expire at the annual meeting of stockholders to be held in 2025.

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

Compensation Committee:

The Compensation Committee establishes and administers the Company’s policies, programs and procedures for compensating and providing benefits to its executives and Board. The Compensation Committee’s responsibilities and duties are set forth in the Compensation Committee Charter (a copy of the Compensation Committee Charter is available on the Company’s website at https://ir.benitec.com/corporate-governance/ governance-documents). The Compensation Committee’s responsibilities specifically include reviewing and approving the goals and objectives relevant to the chief executive officer’s and other executive officers’ compensation, evaluating the performance of the chief executive officer and other executive officers in light of those goals and objectives, and making recommendations to the Board with respect to non-employee director compensation. The Compensation Committee is also responsible for making recommendations to the Board with respect to incentive compensation plans and equity-based incentive compensation plans.

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

Role of Compensation Consultant

In 2021, the Compensation Committee retained Radford (AON) (“Radford”) to provide advice to the Compensation Committee with respect to the compensation of our non-employee directors and executive officers. Radford also provided advice with respect to the amendment of the Company’s 2020 Equity and Incentive Compensation Plan, the Company’s peer group, certain governance matters, and market trends. In March 2023, Radford (AON) (“Radford”) undertook a review of the executive equity compensation program. Radford provided advice on the methodology and prepared a competitive assessment with regards to executive compensation.

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

III-4

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

As a “smaller reporting company” we have opted to comply with the scaled executive compensation disclosure rules applicable to “smaller reporting companies” (as such term is defined under applicable securities laws).

Our named executive officers, or our “NEOs”, for the fiscal year ended June 30, 2023 were Dr. Jerel A. Banks, our Executive Chairman and Chief Executive Officer, and Megan Boston, our Executive Director.

The Company’s named executive officer compensation program is designed to incentivize our named executive officers to grow our business and further link the interests of our named executive officers with our stockholders. We provide our named executive officers with an annual base salary as a fixed, stable form of compensation, certain cash incentive opportunities as noted below to reward achievement of short-term goals, and, in prior fiscal years, we have granted our named executive officers stock options with multi-year vesting schedules to further align their compensation with our stockholders’ long-term interests. We have also entered into employment agreements with our named executive officers that provide for a fixed notice period in connection with certain terminations of employment. The employment agreements and our named executive officer compensation program generally are described in greater detail below under the heading “Narrative Disclosure to Summary Compensation Table”.

The discussion of our compensation program prior to the completion of the re-domiciliation of Benitec Limited (“Limited”), resulting in the Company becoming the ultimate parent company of the Benitec group of companies (the “Re-Domiciliation”) reflects the compensation program of Limited, and of the Company for periods following the completion of the Re-Domiciliation. This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our NEOs during the fiscal year ended June 30, 2023 and the fiscal year ended June 30, 2022:

Named Executive Officer and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(2)		Option Awards ($)(3)	All Other Compensation ($)		Total ($)
Dr. Jerel A. Banks, M.D. Ph.D.	2023	539,500	—		70,657	35,568	(5)	645,725
Executive Chairman and Chief Executive Officer	2022	505,682	260,000		—	34,282	(5)	799,964
Megan Boston	2023	303,733	—		30,289	18,507	(6)	352,529
Executive Director	2022	309,382	127,020	(4)	—	20,074	(6)	456,476

(1)

Ms. Boston’s salary was paid in Australian dollars and has been converted to U.S. dollars using a conversion rate of A$1.00 to $0.673, and A$1.00 to $0.73, for the fiscal years ended June 30, 2023 and June 30, 2022, respectively. From July 1, 2022 through September 30, 2022, Dr. Banks’s and Ms. Boston’s salary was $520,000 and $333,427.50 (Ms. Boston’s salary was converted using a conversion rate of A$1.00 to $0.73), respectively. As of October 1, 2022, Dr. Banks’s and Ms. Boston’s annual base salary rate was increased to $546,000 and $A456,750 ($333,427.50, converted using a conversion rate of A$1.00 to $0.73), respectively.

(2)

In respect of the fiscal year ended June 30, 2022, the Compensation Committee paid discretionary annual bonuses to Dr. Banks and Ms. Boston. The amount of such bonuses was paid in the fiscal year ended June 30, 2023. The amount of cash bonuses earned in respect of the fiscal year ended June 30, 2023 is not calculable through the latest practicable date. The Compensation Committee expects to determine such bonuses in October 2023, and the amounts of these bonuses will be disclosed in a filing by the Company in a Current Report on Form 8-K under Item 5.02(f) once the amounts are determined.

III-5

(3)

Amount represents the aggregate grant date fair value of stock and option awards granted by the Company in the fiscal year ended June 30, 2023, computed in accordance with FASB ASC Topic 718. For further information on how we account for stock-based compensation, see Note 10 to the Company’s consolidated financial statements for the year ended June 30, 2023, included in this Annual Report. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual amounts, if any, that will be recognized by the NEOs.

(4)

Ms. Boston’s discretionary annual bonus was paid in Australian dollars and has been converted to U.S. dollars using a conversion rate of A$1.00 to $0.673 and A$1.00 to $0.73, for the fiscal years ended June 30, 2023 and June 30, 2022, respectively.

(5)	Amounts reflect company-paid health and life insurance premiums.
(6)

Amounts reflect the Company’s compulsory contributions to Ms. Boston’s superannuation account. The superannuation contributions were paid in Australian dollars and were converted to U.S. dollars using a conversion rate of A$1.00 to $0.673, and A$1.00 to $0.73, for the fiscal years ended June 30, 2023 and June 30, 2022.

Narrative Disclosure to Summary Compensation Table

Annual Base Salary

We use base salaries to recognize the experience, skills, and responsibilities required of all of our employees, including our NEOs. Base salaries are reviewed annually by our Board. On October 12, 2022, the Compensation Committee approved increases of Dr. Banks’ and Ms. Boston’s annual base salaries to $546,000 and $333,427.50, respectively, each effective as of October 1, 2022 (Ms. Boston’s salary as reported on Form 8-K has been converted from AUD $1.00 to USD $0.73, and is $287,752.50 using a conversion rate of AUD $1.00 to USD $0.63, which was the conversion rate as of October 12, 2022).

Bonus Compensation

We have historically awarded our NEOs annual discretionary bonuses. For the fiscal year ended June 30, 2022, the Compensation Committee paid discretionary bonuses to our NEOs which were based on a target of 50% and 40% of base salary for each of Dr. Banks and Ms. Boston, respectively. The actual annual cash bonuses awarded to our NEOs for fiscal year ended June 30, 2022 performance are set forth above in the “Summary Compensation Table” in the column titled “Bonus.”

In respect of the fiscal year ended June 30, 2023, target annual bonuses for each of Dr. Banks and Ms. Boston remained unchanged, at 50% and 40% of annual base salary, respectively. The actual amount of annual discretionary bonuses for the fiscal year ended June 30, 2023 is not calculable through the latest practicable date. The Compensation Committee expects to determine such bonuses in October 2023, and the amounts of these bonuses will be disclosed in a filing by the Company in a Current Report on Form 8-K under Item 5.02(f) once the amounts are determined.

Equity or Equity-Linked Incentive Awards

Although we do not have a formal policy with respect to the grant of equity incentive awards to our NEOs, we believe that equity grants provide our NEOs with a strong link to our long-term performance, create an ownership culture and help to align the interests of our NEOs and our stockholders.

On December 9, 2020, the Company’s stockholders approved the Company’s 2020 Equity and Incentive Compensation Plan (the “2020 Plan”). Our Compensation Committee has granted stock options to our NEOs, which have historically been subject to time-based vesting, vesting in increments of one-third on each of the first, second and third anniversaries of the applicable grant date, generally subject to the applicable NEO’s continued employment through the vesting date. We believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our NEOs to remain in our employment during the vesting period.

III-6

On June 13, 2023, the Compensation Committee approved the grant to each of Dr. Banks and Ms. Boston, of nonqualified stock options to purchase 20,994 and 9,000 shares (reflective of the Reverse Stock Split), respectively, of the Company’s common stock pursuant to the 2020 Plan. The stock options vest in increments of one-third on each of the first, second and third anniversaries of the applicable grant date. If an NEO dies or terminates employment or service due to Disability (as defined in the 2020 Plan), the NEO generally has 12 months to exercise their vested options or the options are cancelled. If an NEO otherwise leaves the Company, other than for a termination by the Company for Cause (as defined in the 2020 Plan), the NEO generally has 90 days to exercise their vested options or the options are cancelled. Upon the consummation of a Change in Control (as defined in the 2020 Plan), all unvested stock options will immediately vest as of immediately prior to the Change in Control.

Employment Agreements with our NEOs.

We are a party to employment agreements with each of our NEOs. These employment agreements provide for “at will” employment and may be terminated at any time.

Employment Agreement with Dr. Jerel A. Banks, M.D. Ph.D.

In September 2018, Tacere Therapeutics, Inc., a subsidiary of the Company, entered into an employment agreement with Dr. Banks setting forth the terms of his employment as Executive Chairman and Chief Executive Officer of Limited. In connection with the Re-Domiciliation, Dr. Banks was appointed Executive Chairman and Chief Executive Officer of the Company. The agreement provides for Dr. Banks’ employment and sets forth his (i) annual base salary, (ii) discretionary annual bonus, (iii) eligibility to participate in employee benefit plans, (iv) eligibility for accrued paid vacation, (v) expense reimbursements in accordance with Company policy, (vi) eligibility to participate in the Company’s Share Option Plan (as defined below), (vii) post-employment obligations to refrain from soliciting our employees for one year following the end of employment, and (viii) certain non-disparagement obligations. Dr. Banks’ employment agreement also provides for confidentiality of information and ownership of proprietary property restrictions.

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

Employment Agreement with Megan Boston

In July 2018, Limited entered into an employment agreement with Megan Boston for the position of Executive Director. In connection with entering into the employment agreement, Ms. Boston ceased serving as a Non-Executive Director of the Company. Ms. Boston remains on the Board as an Executive Director. The employment agreement provides for Ms. Boston’s employment and sets forth her (i) annual base salary, (ii) discretionary annual bonus, (iii) superannuation contribution, (iv) eligibility for accrued paid vacation, (v) expense reimbursements in accordance with Company policy, and (vi) post-employment obligations to refrain from soliciting our employees for one year following the end of employment. Ms. Boston’s employment agreement also provides for confidentiality of information and ownership of proprietary property restrictions.

III-7

Pursuant to the employment agreement, Ms. Boston’s employment is “at will” and can be terminated at any time. However, the Company must provide Ms. Boston with at least six months’ prior notice (or pay in lieu of notice) prior to any termination. Ms. Boston may terminate her employment on no fewer than six months’ prior written notice.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity or equity-linked awards for each of our NEOs as of June 30, 2023. All amounts are reflective of the Company’s 1-for-17 reverse stock split of the shares of Common Stock, effective July 26, 2023 (the “Reverse Stock Split”).

		Option Awards
Named Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options (#)— Exercisable	Number of Securities Underlying Unexercised Options (#)— Unexercisable	Option Exercise Price ($)	Option Expiration Date
Dr. Jerel A. Banks, M.D. Ph.D.	6/13/2023(1)(2)	—	20,994	3.91	6/13/2033
Executive Chairman and Chief Executive Officer	12/9/2020(1)(2)	11,150	5,576	50.66	12/9/2030
Megan Boston	6/13/2023(1)(2)	—	9,000	3.91	6/13/2033
Executive Director	12/9/2020(1)(2)	5,575	2,788	50.66	12/9/2030
	3/12/2019(2)(3)	980	—	721.99	3/12/2024

(1)	The option awards were granted under the 2020 Plan.
(2)

The shares subject to each of the option awards vest in substantially equal installments on each of the first, second and third anniversaries of the grant date, generally subject to continued employment through the applicable vesting date.

(3)

The option awards were granted under the Benitec Officers’ and Employees’ Share Option Plan prior to the Re-Domiciliation (the “Share Option Plan”). The share amounts and exercise prices of the awards shown in this table have been adjusted to reflect the terms of the Re-Domiciliation.

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

III-8

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

Pay Versus Performance Disclosure

As required by Item 402(v) of Regulation S-K, which was mandated by Section 953(a) of the Dodd-Frank Act, we are providing the following information about the relationship between “compensation actually paid” to our principal executive officer (“PEO”) and average “compensation actually paid” (“CAP”) to each of our NEOs and the financial performance of the Company for the Company’s fiscal years ended June 30, 2023 (“Fiscal 2023”) and June 30, 2022 (“Fiscal 2022”), in each case calculated in a manner consistent with SEC rules.

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(1)(2)	Average Summary Compensation Table Total for Non-PEO NEOs (2)(3)	Average Compensation Actually Paid to Non-PEO NEOs (2)(3)	Value of Initial Fixed $100 Investment Based On(4):	Net Income (loss) (in thousands)
					Total Shareholder Return
2023	$645,725	$428,866	$352,529	$243,965	$(79.44)	$(14,901	)(5)
2022	$799,964	$(176,698)	$456,476	$(39,270)	$(71.36)	$(18,208)

(1)	The PEO reflected in these columns for Fiscal 2023 and Fiscal 2022 is Dr. Jerel A. Banks, M.D. Ph.D.
(2)

CAP to our PEO and Non-PEO NEO (Megan Boston, our Executive Director) is calculated based on the “Total Compensation” reported in the Summary Compensation Table (“SCT”) for each of the applicable fiscal years, adjusted to exclude and include certain items in accordance with Item 402(v) of Regulation S-K as follows.

PEO SCT Total to CAP Reconciliation:

Fiscal Year	SCT Total	Deductions from SCT Total (i)	Additions to SCT Total (ii)			CAP
			Fair Value of Current Year Equity Awards for Fiscal Year 2023	Change in Value of Prior Years’ Awards Unvested for Fiscal Year 2023	Change in Value of Prior Years’ Awards that Vested in Fiscal Year 2023
2023	$645,725	$70,657	74,271	(230,188)	9,715	$428,866
2022	$799,964	$0	0	(867,266)	(109,396)	$(176,698)

III-9

Average Non-PEO NEOs SCT Total to CAP Reconciliation:

Fiscal Year	Summary Compensation Table (“SCT”) Total	Deductions from SCT(i)	Additions to SCT(ii)			CAP
			Fair Value of Current Year Equity Awards for Fiscal Year 2023	Change in Value of Prior Years’ Awards Unvested for Fiscal Year 2023	Change in Value of Prior Years’ Awards that Vested in Fiscal Year 2023
2023	$352,529	$30,289	31,839	(114,972)	4,858	$243,965
2022	$456,476	$0	0	(435,106)	(60,640)	$(39,270)

(i)

Represents the grant date fair value of equity-based awards granted each year as reported in the Summary Compensation Table for the applicable fiscal year. The fair values of equity compensation, including such amounts described in the tables above, are calculated in accordance with FASB ASC Topic 718. All assumptions made in the valuations are contained and described in Note 10 to the Company’s consolidated financial statements for the year ended June 30, 2023 included in this Annual Report.

We did not report a change in pension value for any of the years reflected in this table because the Company does not maintain a defined benefit or actuarial pension plan and therefore a deduction from SCT related to such pension plans is not needed.

(ii)

Reflects the value of equity calculated in accordance with the SEC methodology for determining CAP for each year shown. The fair values of equity compensation, including such amounts described in the tables below, are calculated in accordance with FASB ASC Topic 718. The amounts shown in the table reflect the total fair value on the applicable date(s) listed in the table above, and do not necessarily reflect the actual value, if any, that may be realized by the PEO.

(3)	The non-PEO NEO reflected in these columns, and our only non-PEO for the covered fiscal years, is Megan Boston (Executive Director)

(4)

Represents cumulative total return to holders of our common stock from June 30, 2021 (the last trading day before Fiscal 2022) through June 30, 2023 (the last trading day of the covered period), calculated from the market close on the last trading day before Fiscal 2022 through and including the end of each applicable fiscal year in the table above for which the total shareholder return is being calculated. The total shareholder return for each investment assumes that $100 was invested in our common stock and the respective index on June 30, 2021 through June 30, 2023, including reinvestment of any dividends (of which none were paid during this period).

Relationship Between Financial Performance Measures and CAP

In Fiscal 2023, there was an inverse relationship between our total shareholder return compared to our PEO CAP and our average non-PEO NEO CAP, and there was a direct relationship between our net income compared to our PEO CAP and our average non-PEO NEO CAP. Our total shareholder return decreased by approximately 11% as compared to Fiscal 2022. Our net income between Fiscal 2022 and Fiscal 2023 decreased by approximately 5%. Our PEO CAP increased by approximately 343% and our average non-PEO NEO CAP increased by approximately 721%, in each case as compared to Fiscal 2022.

In Fiscal 2022, there was a direct relationship between our total shareholder return and net income, compared to our PEO CAP and average non-PEO NEO CAP, all of which were negative in Fiscal 2022. Our total shareholder return decreased by approximately 42% as compared to Fiscal 2021. Our net income between Fiscal 2021 and Fiscal 2022 decreased by approximately 31%. And our PEO CAP and average non-PEO NEO CAP each decreased by approximately 110% and 104%, respectively, as compared to Fiscal 2021.

III-10

DIRECTOR COMPENSATION

The following table shows the total compensation paid to the Company’s directors (other than any such directors who are also NEOs) for the fiscal year ended June 30, 2023.

Name	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
J. Kevin Buchi	64,000	1,777	—	65,777
Peter Francis	60,066	1,777	5,460	67,303
Edward F. Smith	61,208	1,777	—	62,985

(1)	For information regarding the compensation of Dr. Banks and Ms. Boston, see “Summary Compensation Table.”
(2)	Fees paid to Mr. Francis were paid in Australian dollars and have been converted to U.S. dollars using a conversion rate of A$1.00 to $0.673 for the fiscal year ended June 30, 2023.
(3)

Amount represents the aggregate grant date fair value of stock and option awards granted by the Company in the fiscal year ended June 30, 2023, computed in accordance with FASB ASC Topic 718. For further information on how we account for stock-based compensation, see Note 10 to the Company’s consolidated financial statements for the year ended June 30, 2023 included in this Annual Report. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual amounts, if any, that will be recognized by the directors.

(4)	For information regarding other compensation of all directors, see “Narrative Disclosure to Director Compensation Table.”

For each director, the aggregate number of option awards outstanding at fiscal year-end for the fiscal year ended June 30, 2023 is set forth below. All amounts below are reflective of the Reverse Stock Split:

Name	Option Awards (#)
J. Kevin Buchi	2,798
Peter Francis	2,798
Edward F. Smith	2,798

Narrative Disclosure to Director Compensation Table

Upon their appointment as executive officers and employees, Dr. Banks and Ms. Boston no longer receive annual fees with respect to their service on the Board.

The annual fees for the fiscal year ended June 30, 2023 paid to our non-employee directors were:

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

III-11

In addition to the cash fees paid to our non-employee directors, the Board granted each of Messrs. Buchi, Francis and Smith seven hundred five (705) option awards (reflective of the Reverse Stock Split) on December 7, 2022. The option awards vest in three substantially equal installments on the day prior to each of the Company’s next three annual stockholder meetings occurring immediately following December 7, 2022. In addition, the Company makes a superannuation contribution on Mr. Francis’ behalf in the amount of $5,460.

DIVIDEND POLICY

We never have declared or paid any cash dividends on our capital stock. Currently, we anticipate that we will retain all available funds for use in the operation and expansion of our business and do not anticipate paying any cash dividends for the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board and will depend on our future earnings, capital requirements, financial condition, prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits, and other factors that our Board deems relevant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of August 25, 2023 (after giving effect to the Reverse Stock Split) by (i) each person or group of persons known by us to beneficially own at least five percent of our common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our directors and executive officers as a group.

The following table gives effect to the shares of common stock issuable within 60 days of August 25, 2023 upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under Section 13(d) of the Securities Exchange Act and includes voting and investment power with respect to shares. Percentage of beneficial ownership is based on 2,547,434 shares of common stock outstanding at the close of business on August 25, 2023. Except as otherwise noted below, each person or entity named in the following table has sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o 3940 Trust Way, Hayward, California 94545.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned

5% or Greater Stockholders:
Entities affiliated with Suvretta Capital Management, LLC(1)	177,660	6.5%
Entities affiliated with Franklin Resources Inc.(2)	588,236	23.0%
Entities affiliated with Janus Henderson Group plc (3)	206,170	8.0%
Entities affiliated with Citadel Securities LLC (4)	180,030	7.0%
Directors and Named Executive Officers:
Jerel A. Banks(5)	11,150	*
Megan Boston(6)	32,482	*
J. Kevin Buchi(7)	53,257	*
Peter Francis(8)	1,457	*
Edward Smith(9)	1,160	*
All Executive Officers and Directors As a Group (5 persons)(10)	99,506	*

III-12

*	Represents beneficial ownership of less than one percent of the Company’s outstanding common stock.

(1)

Based on the information included in the amended Schedule 13G filed by Suvretta Capital Management, LLC (“Suvretta”), Averill Master Fund, Ltd. (“Averill”) and Aaron Cowen on April 18, 2023, entities affiliated with Suvretta collectively beneficially owned pre-funded warrants exercisable for 177,660 shares of common stock (after giving effect to the Reverse Stock Split). The pre-funded warrants are only exercisable to the extent that after giving effect to such exercise the holders thereof, their affiliates and any persons who are members of a Section 13(d) group with the holders or their affiliates would beneficially own in the aggregate, for purposes of Rule 13d-3 under the Exchange Act, no more than 9.99% of the outstanding common stock. The address of the principal business office of Suvretta and Mr. Cowen is c/o Suvretta Capital Management, LLC, 540 Madison Avenue, 7th Floor, New York, New York 10022. The address of the principal business office of Averill is c/o Maples Corporate Services Limited, P.O. Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.

(2)

Based on information included in the Schedule 13G filed by Franklin Resources Inc. (“Franklin Resources”), Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. (“Franklin Advisers”) on October 11, 2022. The address of the principal business office of Franklin Resources, Mr. C. Johnson, Mr. R. Johnson and Franklin Advisers is One Franklin Parkway, San Mateo, CA 94403-1906.

(3)

Based on the information included in the Schedule 13G filed by Janus Henderson Group plc and Janus Henderson Biotech Innovation Master Fund Ltd on August 18, 2023. The address of the principal business office of Janus Henderson Group plc is 201 Bishopgate, EC2M 3AE, United Kingdom, and the address of the principal business office of Janus Henderson Biotech Innovation Master Fund Ltd is 151 Detroit Street, Denver, Colorado 80206.

(4)

Based on the information included in the Schedule 13G filed by Citadel Securities LLC, Citadel Advisors LLC, Citadel Securities Group LP, Citadel Advisors Holdings LP, Citadel Securities GP LLC, Citadel GP LLC, and Kenneth Griffin on August 21, 2023. The address of the principal business office of each of the forgoing is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.

(5)	Represents stock options to acquire 11,150 shares of common stock that have vested or will vest within 60 days of August 25, 2023.
(6)

Includes 20 shares of common stock held by Boston Super Invest Pty A/C Boston Family Super and 25,907 shares that are held by Megan Boston that Megan Boston has sole voting power over and stock options to acquire 6,555 shares of common stock that have vested or will vest within 60 days of August 25, 2023.

(7)	Includes 52,097 shares of common stock held directly by Mr. Buchi and stock options to acquire 1,160 shares of common stock that have vested or will vest within 60 days of August 25, 2023.
(8)

Includes 279 shares of common stock held by the Francis Family Superannuation Fund, 18 shares of common stock held directly by Mr. Francis, and stock options to acquire 1,160 shares of common stock that have vested or will vest within 60 days of August 25, 2023.

(9)	Represents stock options to acquire 1,160 shares of common stock that have vested or will vest within 60 days of August 25, 2023.
(10)	Includes 78,321 shares of common stock and stock options to acquire 21,185 shares of common stock that have vested or will vest within 60 days of August 25, 2023.

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

III-13

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the Company for services during the fiscal years ended June 30, 2023 and 2022 by our independent registered public accounting firm, Baker Tilly US, LLP (“Baker Tilly”):

Fee Category	2023	2022
Audit Fees(1)	$251,640	$222,696
Audit Related Fees(2)	$64,800	$16,200
Tax Fees(3)	$28,860	$65,735

Total	$345,300	$304,631

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

Financial Statement Schedules

Required information is included in the notes to the consolidated financial statements.

Exhibit Index

Exhibit Number	Exhibit

2.1	Amended and Restated Scheme Implementation Agreement (incorporated by reference to Exhibit 99.4 of the Current Report on Form 6-K of Benitec Biopharma Limited (File No. 001-37518) furnished on March 18, 2020)

3.1	Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on April 15, 2020)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 17, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 21, 2021)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 9, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 12, 2022)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective July 26, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 25, 2023)

3.5	Amended and Restated Bylaws of Benitec Biopharma Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on April 15, 2020)

4.1	Form of common stock certificate of Benitec Biopharma Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 15, 2020)

4.2	Form of Purchase Warrant (incorporated by reference to Exhibit 99.4 of the Current Report on Form 6-K of Benitec Biopharma Limited (File No. 001-37518) furnished on September 30, 2019)

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 16, 2022)

4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on September 16, 2022)

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 11, 2023)

4.6	Form of Common Warrant (incorporated by reference to 4.2 to the Registrant’s Form 8-K on August 11, 2023)

4.7	Warrant Agency Agreement, dated September 15, 2022, by and between Benitec Biopharma Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on September 16, 2022)

Exhibit Number	Exhibit

4.8	Warrant Agency Agreement, dated August 11, 2023, by and between Benitec Biopharma Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on August 11, 2023)

4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K filed on September 20, 2021)

10.1	Share Subscription Agreement, dated October 24, 2016, between Nant Capital, LLC and Benitec Biopharma Limited (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form F-3 of Benitec Biopharma Limited (File No. 333-218400) filed with the SEC on June 1, 2017)

10.2	Commercial Lease Agreement between Hayward Point Eden I Limited Partnership and Benitec Biopharma Limited (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form F-1 of Benitec Biopharma Limited (File No. 333-205135) filed with the SEC on June 22, 2015)

10.3†	Employment agreement between Megan Boston and Benitec Biopharma Limited dated July 11, 2018 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of the Registrant. (File No. 333-39267) filed with the SEC on August 14, 2020)

10.4†	Employment agreement between Dr. Jerel A. Banks and Tacere Therapeutics, Inc. dated September 11, 2018 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of the Registrant. (File No. 333-39267) filed with the SEC on August 14, 2020)

10.5	Research Collaboration Agreement, dated January 27, 2017, between Benitec Biopharma Limited and Nant Capital, LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form F-3 of the Registrant filed with the SEC on June 1, 2017)

10.6	Form of Securities Purchase Agreement, dated September 30, 2019, between Benitec Biopharma Limited and the Purchasers (incorporated by reference to Exhibit 99.2 to Form 6-K of Benitec Biopharma Limited (File No. 001-37518) filed with the SEC on September 30, 2019)

10.7†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 15, 2020)

10.8†	Benitec Officers’ and Employees’ Share Option Plan (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 of Benitec Biopharma Limited (File No. 333-209398) filed on February 3, 2016))

10.9†	Form of Option Award Agreement under the Benitec Officers’ and Employees’ Share Option Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of the Registrant. (File No. 333-39267) filed on August 14, 2020)

10.10†	Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 14, 2020)

10.10.1†	First Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of December 8, 2021 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 22, 2021)

10.11†	Form of Evidence of Award of Option Right Pursuant to the Benitec Biopharma Inc. 2020 Equity Incentive and Compensation Plan (Executives) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 15, 2020)

10.12†	Form of Evidence of Award of Option Right Pursuant to the Benitec Biopharma Inc. 2020 Equity Incentive and Compensation Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 15, 2020)

Exhibit Number	Exhibit

10.13	Underwriting Agreement, dated September 12, 2022, by and between Benitec Biopharma Inc. and Citizens JMP Securities, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on September 16, 2022)

10.14	Underwriting Agreement, dated August 8, 2023, by and between Benitec Biopharma Inc. and Citizens JMP Securities, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on August 11, 2023)

21.1*	List of significant subsidiaries

23.1*	Consent of Baker Tilly US, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†	Indicates a management contract or compensatory plan.
*	Filed or furnished herewith

Financial Statements and Schedules of Subsidiaries and Affiliates

None.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Hayward, State of California, on the 21st day of September 2023.

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

Signature	Title	Date

/s/ Dr. Jerel Banks Dr. Jerel Banks	Chief Executive Officer, Director (principal executive officer)	September 21, 2023

/s/ Megan Boston Megan Boston	Executive Director, Director (principal accounting and financial officer)	September 21, 2023

/s/ J. Kevin Buchi J. Kevin Buchi	Director	September 21, 2023

/s/ Peter Francis Peter Francis	Director	September 21, 2023

/s/ Edward Smith Edward Smith	Director	September 21, 2023

IV-4