Form 10-Q
period 2023-09-30
Benitec Biopharma Inc.
filed 2023-11-13
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
We had 2,572,434 shares of our common stock outstanding as of the close of business on November
7
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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	the success of our plans to develop and potentially commercialize our product candidates;

•	the timing of the initiation and completion of preclinical studies and clinical trials;

•	the timing and sufficiency of patient enrollment and dosing in our clinical trials;

•	the timing of the availability of data from clinical trials;

•	the timing and outcome of regulatory filings and approvals;

•	unanticipated delays;

•	sales, marketing, manufacturing and distribution requirements;

•	market competition and the acceptance of our products in the marketplace;

•	regulatory developments in the United States of America, France, and Canada;

•	the development of novel AAV vectors;

•	the plans of licensees of our technology;

•	the clinical utility and potential attributes and benefits of ddRNAi and our product candidates, including the potential duration of treatment effects and the potential for a “one shot” cure;

•	our dependence on our relationships with collaborators and other third parties;

•

expenses, ongoing losses, future revenue, capital needs and needs for additional financing, and our ability to access additional financing given market conditions and other factors, including our capital structure;

•	our ability to continue as a going concern;

•	the length of time over which we expect our cash and cash equivalents to be sufficient to execute on our business plan;

•	our intellectual property position and the duration of our patent portfolio;

•	the impact of local, regional, and national and international economic conditions and events; and

•	the impact of the COVID-19 pandemic, the disease caused by the SARS-CoV-2 virus and similar events, which may adversely impact our business and preclinical and future clinical trials;

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

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	September 30, 2023	June 30, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,864	$2,477
Restricted cash	13	13
Trade and other receivables	53	55
Prepaid and other assets	482	1,184

Total current assets	26,412	3,729
Property and equipment, net	68	87
Deposits	25	25
Prepaid and other assets	85	97
Right-of-use assets	463	526

Total assets	$27,053	$4,464

Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$3,794	$3,231
Accrued employee benefits	460	472
Lease liabilities, current portion	280	275

Total current liabilities	4,534	3,978
Lease liabilities, less current portion	211	284

Total liabilities	4,745	4,262

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.0001 par value-160,000,000 shares authorized; 2,547,434 shares and 1,671,485 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	—	—
Additional paid-in capital	196,931	168,921
Accumulated deficit	(173,843)	(167,889)
Accumulated other comprehensive loss	(780)	(830)

Total stockholders’ equity	22,308	202

Total liabilities and stockholders’ equity	$27,053	$4,464

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2023	2022
Revenue:
Licensing revenues from customers

Total revenues	$—	$—

Operating expenses:
Royalties and license fees	(106)	—
Research and development	4,429	2,660
General and administrative	1,551	1,920

Total operating expenses	5,874	4,580

Loss from operations	(5,874)	(4,580)
Other income (loss):
Foreign currency transaction loss	(56)	(507)
Interest expense, net	(6)	(9)
Other expense, net	(18)	—
Unrealized gain on investment	—	3

Total other loss, net	(80)	(513)

Net loss	$(5,954)	$(5,093)

Other comprehensive income:
Unrealized foreign currency translation gain	50	507

Total other comprehensive income	50	507

Total comprehensive loss	$(5,904)	$(4,586)

Net loss	$(5,954)	$(5,093)
Net loss per share: basic and diluted	$(2.76)	$(7.98)

Weighted average number of shares outstanding: basic and diluted	2,157,065	638,572

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2022	480,688	$—	$152,454	$(148,327)	$(1,245)	$2,882
Issuance of common stock, pre-funded warrants, and common Warrants sold for cash, net of offering costs of $1,869	1,037,520	—	16,015			16,015
Share-based compensation	—	—	302	—	—	302
Foreign currency translation gain	—	—	—	—	507	507
Net loss	—	—	—	(5,093)		(5,093)

Balance at September 30, 2022	1,518,208	—	168,771	(153,420)	(738)	14,613

Balance at June 30, 2023	1,671,485	—	168,921	(167,889)	(830)	202
Issuance of common stock, pre-funded warrants, and common warrants sold for cash, net of offering costs of $2,964	875,949	—	27,919	—	—	27,919
Share-based compensation	—	—	91	—	—	91
Foreign currency translation gain	—	—	—	—	50	50
Net loss	—	—	—	(5,954)	—	(5,954)

Balance at September 30, 2023	2,547,434	$—	$196,931	$(173,843)	$(780)	$22,308

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,954)	$(5,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19	42
Amortization of right-of-use assets	63	60
Unrealized gain on investment	—	(3)
Share-based compensation expense	91	302
Changes in operating assets and liabilities:
Prepaid and other assets	709	220
Trade and other payables	566	500
Accrued employee benefits	(4)	(11)
Lease liabilities	(67)	(62)

Net cash used in operating activities	(4,577)	(4,045)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants, and common warrants	30,883	17,884
Stock issuance costs	(2,964)	(1,869)

Net cash provided by financing activities	27,919	16,015

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	45	501

Net increase in cash, cash equivalents, and restricted cash	23,387	12,471
Cash, cash equivalents, and restricted cash, beginning of period	2,490	4,076

Cash, cash equivalents, and restricted cash, end of period	$25,877	$16,547

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
The consolidated financial statements of Benitec Biopharma Inc. are presented in United States dollars and consist of Benitec Biopharma Inc. and its wholly owned subsidiaries as listed below. Aside from Benitec Biopharma Proprietary Limited, the international subsidiaries are dormant.

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
The Company’s consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim financial results are not necessarily indicative of results anticipated for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023.
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
All share and earnings per share amounts presented in this Form 10-Q reflect the impact of this reverse split as if it had taken effect on June 30, 2022.
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
Risks and Uncertainties
The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not lim it
ed to, development by competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, reliance on single-source vendors and collaborators, availability of raw materials, patentability of the Company’s products and processes and clinical efficacy and safety of the Company’s products under development, compliance with government regulations and the need to obtain additional financing to fund operations.
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
Moreover, the COVID-19 pandemic, which impacted and may in the future impact worldwide economic activity, and similar events pose risks that the Company or its employees, contractors, suppliers, and other partners may be prevented or inhibited from conducting business activities for an indefinite period of time which may delay the start-up and conduct of the Company’s clinical trials, and negatively impact manufacturing and testing activities performed by third parties. Any significant delays may impact the use and sufficiency of the Company’s existing cash reserves, and the Company may be required to raise additional capital earlier than it had previously planned. The Company may be unable to raise additional capital if and when needed, which may result in delays or suspension of its development plans. The extent to which the pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.
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

Fair Value Measurements
The Company measures its financial assets and liabilities in accordance with GAAP using ASC 820,
Fair Value Measurements
. For certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, the carrying amounts approximate fair value due to their short maturities.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the consolidated balance sheets. There were no cash equivalents as of September 30, 2023 and June 30, 2023.
Restricted cash balances of $13 thousand as of both September 30, 2023 and June 30, 2023 secure the Company’s credit cards.
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
Trade and Other Receivables
The Company adopted ASC 326—
Financial Instruments—Credit Losses (Topic 326).
as of July 1, 2023. As such, the Company estimates current expected credit losses (CECL) on trade and other receivables on an ongoing basis, and will recognize those expected credit losses immediately. Estimates of current expected credit losses will be based on analyses of individual customer circumstances and historical write-off experience. The Company’s analyses will consider the aging of receivable accounts, customer creditworthiness, and general economic conditions.
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
Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of September 30, 2023, and June 30, 2023, there were 33,584,433 and 2,456,032 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606—
Revenue from Contracts with Customers
(“ASC 606”). The core principle of ASC 606 is that entities are to recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13:
Financial Instruments—Credit Losses (Topic 326).
This ASU represents a significant change in the accounting for credit losses model by requiring immediate recognition of management’s estimates of current expected credit losses (CECL). Under the prior model, losses were recognized only as they were incurred. The Company has determined that it has met the criteria of a smaller reporting company (“SRC”) as of November 15, 2019. As such, ASU 2019-10: Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases: Effective Dates amended the effective date for the Company to be for reporting periods beginning after December 15, 2022. The Company adopted this ASU effective July 1, 2023 and determined that its impact on the accompanying consolidated financial statements is immaterial.
3. Liquidity
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2023, and 2022, the Company incurred a net loss of $6.0 million and $5.1 million, and used net cash of $4.6 million and $4.0 million in operations, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.

The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its full operating costs, and as such, is dependent on funding operations through capital financing activities. As of September 30, 2023, the Company had $25.9 million in cash and cash equivalents. The Company has performed a review of its cash flow forecasts and believes that the current funding will be sufficient for a period of at least twelve months from the date of this report.
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
4. Cash, cash equivalents, and restricted cash

(US$’000)	September 30, 2023	June 30, 2023
Cash at bank	$25,864	$2,477
Restricted cash	13	13

Total	$25,877	$2,490

5. Prepaid and other assets

(US$’000)	September 30, 2023	June 30, 2023
Prepaid expenses	$565	$1,280
Market value of listed shares	2	1

Total other assets	567	1,281
Less: non-current portion	(85)	(97)
Current portion	$482	$1,184
6. Property and equipment, net

(US$’000)	September 30, 2023	June 30, 2023
Software	$6	$6
Lab equipment	1,343	1,343
Computer hardware	31	32
Leasehold improvements	24	24

Total property and equipment, gross	1,404	1,405
Accumulated depreciation and amortization	(1,336)	(1,318)

Total property and equipment, net	$68	$87

Depreciation expense was $19 thousand and $42 thousand for the three months ended September 30, 2023 and September 30, 2022, respectively.
7. Trade and other payables

(US$’000)	September 30, 2023	June 30, 2023
Trade payable	$1,528	$1,140
Accrued license fees	2	109
Accrued professional fees	49	75
Accrued clinical development project costs Accrued consultant fees	2,088 61	1,750 88
Accrued offering costs	26	—
Other payables	40	69

Total	$3,794	$3,231

8. Leases
The Company has entered into an operating lease for office space under an agreement that expires in 2025. The lease requires the Company to pay utilities, insurance, taxes and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.
The tables below show the changes during the three months ended September 30, 2023:

(US$’000)	Operating lease right- of- use assets
Balance at July 1, 2023	$526
Amortization of right of use asset	(63)

Operating lease right-of-use asset at September 30, 2023	$463

(US$’000)	Operating lease liabilities
Balance at July 1, 2023	$559
Principal payments on operating lease liabilities	(68)

Operating lease liabilities at September 30, 2023	491
Less: non-current portion	(211)

Current portion at September 30, 2023	$280

As of September 30, 2023, the Company’s operating lease has a remaining lease term of 1.71 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	September 30, 2023
2024	$221
2025	291

Total operating lease payments	512
Less imputed interest	(21)

Present value of operating lease liabilities	$491

The Company recorded lease liabilities and right-of-use lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. Rent expense was $0.1 million and $0.1 million for the three months ended September 30, 2023 and September 30, 2022, respectively.

9. Stockholders’ equity
Common Stock
On December 8, 2021, the stockholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock of the Company from 10,000,000 to 40,000,000. The Charter Amendment was filed with the Secretary of State of the State of Delaware and became effective on December 17, 2021. On December 7, 2022, the stockholders of the Company approved another amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 160,000,000. The Charter Amendment was filed with the Secretary of State of the State of Delaware and became effective December 9, 2022.
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
On September 15, 2022, we closed an underwritten public offering in which we issued and sold (i) 1,037,520 shares of the Company’s common stock, (ii) 12,171,628 pre-funded warrants, which, after giving effect to the Reverse Stock Split, are currently exercisable into 715,979 shares of common stock at an exercise price of
$0.0017 per share until exercised in full and (iii) 29,809,471
Series 2 warrants (the “Series 2 Warrants”),
which, after
giving effect to the Reverse Stock Split, are currently exercisable into

1,753,503
shares of common stock at an exercise price of

$11.22 per share. The Series 2 warrants sold in the offering became exercisable commencing December 9, 2022, the date on which the Company had both (a) received approval from its stockholders to increase the number of shares of common stock it is authorized to issue and (b) effected such stockholder approval by filing with the Secretary of State of the State of Delaware a certificate of amendment to its Amended and Restated Certificate of Incorporation, and will expire on the fifth anniversary of such initial exercise date. The combined purchase price for each share of common stock and accompanying common warrant was $10.20, which was allocated as $10.03 per share of common stock and $0.17 per common warrant. The Series 2 Warrants contain an exercise price adjustment mechanism providing that certain issuances of common stock (or common stock equivalents), if made at a price lower than the then existing exercise price of such Series 2 Warrants would reset the exercise price to such lower price. As a result of the August 11, 2023 public offering, the exercise price of the Series 2 Warrants has been automatically reset as of the closing time of such public offering to $1.9299.
On October 17, 2022 and October 27, 2022, investors exercised 117,939 and 9,804 pre-funded warrants, respectively, at an exercise price of $0.0017 per share.
On August 11, 2023 we closed an underwritten public offering in which we sold 875,949 shares of common stock, 15,126,226 pre-funded warrants to purchase 15,126,226 shares of common stock, and 16,002,175 common warrants to purchase up to 16,002,175 shares of common stock. The combined purchase price for each share of common stock and accompanying common warrant was $1.93, which was allocated as $1.9299 per share of common stock and $0.0001 per common warrant. Each pre-funded warrant was sold together with one common warrant at a combined price of $1.9299, which was allocated as $1.9298 per pre-funded warrant and $0.0001 per common warrant. The pre-funded warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. The common warrants were immediately exercisable at an exercise price of $3.86 per share of common stock and will expire on the fifth anniversary of such initial exercisable date. In addition, the Company granted the underwriter an option to purchase up to 2,331,606 additional shares of common stock and/or up to 2,331,606 additional common warrants. As of September
30
, 2023, the underwriter had partially exercised this option and purchased 458,134 additional shares of common stock and 458,134 additional common warrants. Net proceeds from the offering, including the impact of the underwriter’s partial exercise of its option and net of underwriting discounts, commissions, and other offering expenses, totaled $27.9 million.
As of September 30, 2023, there were 33,476,440 warrants outstanding.

The activity related to warrants for the three months ended September 30, 2023, is summarized, after giving effect to the Reverse Stock Split, as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2023	2,348,039	$1.92
Pre-funded warrants issued August 11, 2023	15,126,226	$0.0001
Common warrants issued August 11, 2023	16,002,175	$3.86
Outstanding at September 30, 2023	33,476,440	$1.98
Exercisable at September 30, 2023	33,476,440	$1.98
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

Equity Awards
The activity related to equity awards, which are comprised of stock options during the three months ended September 30, 2023 is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2023	107,993	$31.88	8.96 years	$11,888

Outstanding at September 30, 2023	107,993	$31.88	8.70 years	$342

Exercisable at September 30, 2023	27,135	$88.79	6.97 years	$—

Share-Based Compensation Expense
The classification of share-based compensation expense is summarized as follows:

	Three Months Ended September 30,
(US$’000)	2023	2022
Research and development	$34	$30
General and administrative	57	272

Total share-based compensation expense	$91	$302

As of September 30, 2023, there was $0.3 million of unrecognized share-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan, which is expected to be recognized over a weighted average period of 2.3 years.
10. Income taxes
For the three months ended September 30, 2023, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is more likely than not that the benefit will not be realized.
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
12. Related party transactions
During the three month periods ended September 30, 2023 and September 30, 2022, the Company did not enter into any related party transactions.
13. Subsequent events
There were
no
subsequent events for the period end September 30, 2023.

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

Traditional gene therapy is defined by the introduction of an engineered transgene to correct the pathophysiological derangements derived from mutated or malfunctioning genes. Mutated genes can facilitate the intracellular production of disease-causing proteins or hamper the production of critical, life-sustaining, proteins. The introduction of a new transgene can facilitate the restoration of production of normal proteins within the diseased cell, thus restoring natural biological function. Critically, the implementation of this traditional method of gene therapy cannot eliminate the expression, or the potential deleterious effects of, the underlying mutant gene (as mutant proteins may be continually expressed and aggregate or drive the aggregation of other native proteins within the diseased cell). In this regard, the dual capabilities of the proprietary silence and replace approach to silence a disease-causing gene via ddRNAi and simultaneously replace the wild type activity of a mutant gene via the delivery of an engineered transgene could facilitate the development of differentially efficacious treatments for a range of genetic disorders.

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

•

The OPMD NH Study will characterize the level of dysphagia borne by each OPMD subject at baseline and assess subsequent progression of dysphagia via the use of the following quantitative radiographic measures (i.e., videofluoroscopic swallowing studies or “VFSS”). The VFSS outlined below collectively provide objective assessments of global swallowing function and the function of the pharyngeal constrictor muscles (i.e., the muscles whose functional deterioration drives disease progression in OPMD):

•	Total Pharyngeal Residue %(C2-4)[2]

•	Pharyngeal Area at Maximum Constriction (PhAMPC)

•	Dynamic Imaging Grade of Swallowing Toxicity Scale (DIGEST)

•	Vallecular Residue %(C2-4)[2], Pyriform Sinus Residue %(C2-4)[2], and Other Pharyngeal Residue %(C2-4)[2]

•	Normalized Residue Ratio Scale (NRRSv, NRRSp)

•	Pharyngeal Construction Ratio (PCR)

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

•	In December 2022, Benitec began screening OPMD subjects at the lead clinical study site in the United States.

•	In January 2023, Benitec announced the enrollment of the first OPMD subject into the NH Study in the United States.

•	As of October 2023, 19 subjects have been enrolled into the NH study in the United States.

•

The pace of enrollment of OPMD subjects into the NH Study at the U.S. clinical study site supports our central clinical development goals of: (1) administering BB-301 to OPMD subjects in December 2023 or January 2024, and (2) disclosing the initial interim safety and efficacy data over the next 12 months for subjects that have received BB-301.

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

Trademarks

Our trademarks include registrations for company branding and product names for our pipeline in development. The trademarks that we use in connection with our business include the following:

Country or Territory	Trademark (program)	Application or Registration number	Status
USA	BENITEC
	BIOPHARMA	86190065	Registered
USA	SILENCING GENES	86488147	Registered
	FOR LIFE
Australia	SILENCING GENES	1448041	Registered
	FOR LIFE
Australia	BENITEC

	BIOPHARMA	1448046	Registered
Australia	BENITEC—logo	1448052	Registered
Australia	Nervarna	1526478	Registered
Australia	TRIBETARNA	1526479	Registered
Australia	HEPBARNA	1526483	Registered
International Bureau	GIVING DISEASE THE	1389399	Registered
(WIPO) –	SILENT TREATMENT
designating EU; UK and US

USA	BENITEC	86795296	Registered
USA	GIVING DISEASE THE	79226988	Registered
	SILENT TREATMENT

European Union	BENITEC	14680003	Registered
Australia	BENITEC	1728797	Registered
Australia	BENITEC	1103049	Registered
Australia	BENITEC	1103300	Registered
Australia	GIVING DISEASE THE	1851660	Registered
	SILENT TREATMENT

United Kingdom	BENITEC	3238275	Registered

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

Employees

As of November 1, 2023, we had 17 full-time employees, 6 of whom have a Ph.D., 4 have Masters Degrees and 2 have Biotechnology Certificates, for a total of 12 with post-graduate degrees. Of these full-time employees, 12 are engaged in research and development activities and 5 are engaged in finance, legal, human resources, facilities, and general management. None of our employees are represented by any labor union. As of November 1, 2023, 16 employees were located in the United States of America, and 1 employee was located in Australia

Corporate Information

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

COVID-19

COVID-19 has been declared a pandemic by the World Health Organization and has spread to nearly every country, including Australia and the United States. The impact of this pandemic has been and may continue to be extensive in many aspects of society, which has resulted in and may continue to result in significant disruptions to businesses and capital markets around the world. The extent to which the coronavirus continues to impact us will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and its variants, and the actions to contain the coronavirus or treat its impact, including the effectiveness and adoption of vaccines for the virus, among others.

Certain of our research and development efforts are conducted globally, including the ongoing development of our silence and replace therapeutic for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), and will be dependent upon our ability to continue our preclinical and clinical studies and related work despite the COVID-19 pandemic and any similar events.

Reverse Stock Split

On July 26, 2023, the Company effected a 1-for-17 reverse stock split (the “Reverse Stock Split”) of its common stock. In accordance with the Reverse Stock Split, 17 pre-split shares of the Company’s common stock were automatically converted into one issued and outstanding post-split share. Proportional adjustments were also made to all outstanding stock options, pre-funded warrants, and common warrants in accordance with their respective terms. The Reverse Stock Split did not change the par value of the Company’s common stock or the authorized number of shares. No fractional shares were issued in connection with the Reverse Stock Split. All fractional shares were rounded up to the nearest whole share with respect to outstanding shares of common stock. All share and earnings per share amounts presented in this Form 10-Q reflect the impact of this reverse split.

Available Information

Our telephone number is (510) 780-0819, and our Internet website is www.benitec.com. The information on, or that can be accessed through, our website is not part of this Quarterly Report on Form 10-Q and is not incorporated by reference herein.

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

September 2022 Capital Raise

On September 16, 2022, the Company announced the closing of an underwritten public offering of common stock and common stock equivalents. The Company received gross proceeds of approximately $17.9 million and net proceeds of approximately $16.0 million from the offering.

August 2023 Capital Raise

On August 11, 2023 we closed an underwritten public offering in which we sold 875,949 shares of common stock, 15,126,226 pre-funded warrants to purchase 15,126,226 shares of common stock, and 16,002,175 common warrants to purchase up to 16,002,175 shares of common stock.The pre-funded warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. The common warrants were immediately exercisable at a price per share of common stock of $3.86 and expire on the fifth anniversary of such initial exercisable date. The combined purchase price for each share of common stock and accompanying common warrant was $1.93, which was allocated as $1.9299 per share of common stock and $0.0001 per common warrant. Each pre-funded warrant was sold together with one common warrant at a combined price of $1.9299, which was allocated as $1.9298 per pre-funded warrant and $0.0001 per common warrant. In addition, the Company granted the underwriter an option to purchase up to 2,331,606 additional shares of common stock and/or up to 2,331,606 additional common warrants. As of September 30, 2023 the underwriter had partially exercised this option and purchased 458,134 additional shares of common stock and 458,134 additional common warrants. Net proceeds from the offering, including the impact of the underwriter’s partial exercise of its option and net of underwriting discounts, commissions, and other offering expenses, totaled $27.9 million.

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

Results of Operations Revenues

The Company has not generated any revenues from the sales of products. Revenues from licensing fees are included in the revenue from customers line item on our consolidated statements of operations and comprehensive loss. Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies. The Company did not recognize any revenue during the three months ended September 30, 2023 and September 30, 2022.

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

Operating Expenses

The following tables sets forth a summary of our expenses for each of the periods:

	Three Months Ended
	September 30,
	2023	2022

	(US$ 000)
Operating Expenses:
Royalties and license fees	(106)	—
Research and development	4,429	2,660
General and administrative	1,551	1,920

Total operating expenses	$5,874	$4,580

During the three months ended September 30, 2023 and September 30, 2022, we incurred royalties and license fees expenses of ($106) thousand and zero, respectively. The credit to expense during the quarter ended September 30, 2023 reflects the reversal of an accrual for license fees no longer due.

During the three months ended September 30, 2023 and September 30, 2022, respectively, we incurred $4.4 million and $2.7 million in research and development expenses, respectively. Research and development expenses relate primarily to ongoing clinical development of BB-301 for the treatment of OPMD.

General and administrative expense totaled $1.6 million and $1.9 million for the three months ended September 30, 2023 and September 30, 2022, respectively. The decrease for the three-month period relates primarily to decreases in stock-based compensation ($215 thousand), legal fees ($203 thousand), and insurance premiums ($37 thousand); partially offset by higher travel expense ($54 thousand).

Other Income (Expense)

The following tables sets forth a summary of our other income (loss) for each of the periods:

	Three Months Ended
	September 30,
	2023	2022

	(US$’000)
Other Income (Loss):
Foreign currency transaction loss	$(56)	$(507)
Interest expense, net	(6)	(9)
Other expense, net	(18)	—
Unrealized gain on investment	—	3

Total other loss, net	$(80)	$(513)

The other loss, net during the three months ended September 30, 2023 and September 30, 2022, respectively, totaled $80 thousand and $513 thousand, which consists of foreign currency transaction losses, interest expense, other expense, net and unrealized gain on investment. Foreign currency transaction losses have decreased due to a change in foreign exchange rates. Other expense, net relates to state income taxes. Unrealized gain on investment decreased for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Liquidity and Capital Resources

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $173.8 million as of September 30, 2023. We expect that our research and development expenses may increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States.

We had no borrowings as of September 30, 2023 and do not currently have a credit facility.

As of September 30, 2023, we had cash and cash equivalents of approximately $25.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Three Months Ended
	September 30,
	2023	2022

	(US$’000)
Net cash provided by (used in):
Operating activities	$(4,577)	$(4,045)
Investing activities	—	—
Financing activities	27,919	16,015
Effects of exchange rate changes on cash and cash equivalents	45	501

Net increase in cash	$23,387	$12,471

Operating activities

Net cash used in operating activities for the three months ended September 30, 2023 and 2022 was $4.6 million and $4.0 million, respectively. Net cash used in operating activities was primarily the result of our net loss, partially offset by non-cash expenses, and changes in working capital, including an increase in payables and a decrease in prepaid expenses.

Financing activities

Net cash provided by financing activities was $27.9 million and $16.0 million for the three months ended September 30, 2023 and 2022, respectively. Cash from financing activities in 2023 was related to the issuance of common stock, pre-funded warrants, and common warrants, with gross proceeds of $30.9 million, partially offset by $2.9 million in share issuance costs.

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

Unless and until we establish significant revenues from licensing programs, strategic alliances or collaboration arrangements with pharmaceutical companies, or from product sales, we anticipate that we will continue to incur losses for the foreseeable future, and we expect the losses to increase as we continue the development of product candidates and begin to prepare to commercialize any product that receives regulatory approval. We are subject to the risks inherent in the development of new gene therapy products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. We estimate that our cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months.

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

Recent Accounting Pronouncements

Accounting Standards recently adopted

ASU 2016-13 – In June 2016, the FASB issued ASU No. 2016-13: “Financial Instruments-Credit Losses (Topic 326)”. This ASU represents a significant change in the accounting for credit losses model by requiring immediate recognition of management’s estimates of current expected credit losses (CECL). Under the prior model, losses were recognized only as they were incurred. The Company has determined that it has met the criteria of a smaller reporting company (“SRC”) as of November 15, 2019. As such, ASU 2019-10: “Financial Instruments-Credit Losses, Derivatives and Hedging, and Leases: Effective Dates” amended the effective date for the Company to be for reporting periods beginning after December 15, 2022. The Company adopted this ASU effective July 1, 2023 and determined that its impact on the accompanying consolidated financial statements is immaterial.

New Accounting Standards and Interpretations not yet mandatory or early adopted

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information pursuant to this Item.

Item 4. Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15€ and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this Report we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

During the three-month period ended September 30, 2023, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

Number	Description of Document

3.1	Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc. (incorporated by reference in Exhibit 3.1 to the Registrant’s Form 8-K filed on April 15, 2020 (File No. 001-39267))

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 17, 2021 (incorporated by reference in Exhibit 3.1 to the Registrant’s Form 8-K filed on December 21, 2021 (File No. 001-39267))

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 9, 2022 (incorporated by reference in Exhibit 3.1 to the Registrant’s Form 8-K filed on December 12, 2022 (File No. 001-39267))

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., dated July 25, 2023 (incorporated by reference in Exhibit 3.1 to the Registrant’s Form 8-K filed on July 25, 2023 (File No. 001-39267))

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on August 11, 2023 (File. No. 001-39267))

4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on August 11, 2023 (File No. 001-39267))

4.3	Warrant Agency Agreement, dated August 11, 2023, by and between Benitec Biopharma Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on August 11, 2023 (File. No. 001-39267))

1.2	Underwriting Agreement, dated August 8, 2023, by and between Benitec Biopharma Inc. and Citizens JMP Securities LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on August 11, 2023 (File No. 001-39267))

31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Benitec Biopharma Inc.
Dated: November 13, 2023

/s/ Jerel Banks
Jerel Banks
Executive Chairman and Chief Executive Officer
(principal executive officer)

/s/ Megan Boston
Megan Boston
Executive Director (principal financial and accounting officer)