Form 10-Q
period 2023-12-31
Benitec Biopharma Inc.
filed 2024-02-13
CIK 1808898

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  or No ☒
We had 2,592,434
shares of our common stock outstanding as of the close of business on February 2nd, 2024.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	the success of our plans to develop and potentially commercialize our product candidates;

•	the timing of the initiation and completion of our preclinical studies and clinical trials;

•	the timing and sufficiency of patient enrollment and dosing in our clinical trials;

•	the timing of the availability of data from clinical trials;

•	the timing and outcome of regulatory filings and approvals;

•	unanticipated delays;

•	sales, marketing, manufacturing and distribution requirements;

•	market competition and the acceptance of our products in the marketplace;

•	regulatory developments in the United States of America, France and Canada;

•	the development of novel AAV vectors;

•	the plans of licensees of our technology;

•	the clinical utility and potential attributes and benefits of ddRNAi and our product candidates, including the potential duration of treatment effects and the potential for a “one shot” cure;

•	our dependence on our relationships with collaborators and other third parties;

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

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	December 31, 2023	June 30, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,374	$2,477
Restricted cash	14	13
Trade and other receivables	53	55
Prepaid and other assets	355	1,184

Total current assets	20,796	3,729
Property and equipment, net	51	87
Deposits	25	25
Prepaid and other assets	81	97
Right-of-use assets	400	526

Total assets	$21,353	$4,464

Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$4,937	$3,231
Accrued employee benefits	523	472
Lease liabilities, current portion	286	275

Total current liabilities	5,746	3,978
Lease liabilities, less current portion	137	284

Total liabilities	5,883	4,262

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value - 160,000,000 shares authorized; 2,592,434 shares and 1,671,485 shares issued and outstanding at December 31, 2023 and June 30, 2023, respectively	—	—
Additional paid-in capital	197,063	168,921
Accumulated deficit	(180,641)	(167,889)
Accumulated other comprehensive loss	(952)	(830)

Total stockholders’ equity	15,470	202

Total liabilities and stockholders’ equity	$21,353	$4,464

The accompanying notes are an integral part of these consolidated financial statements
.

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenue:
Licensing revenues from customers	$—	$14	$—	$14

Total revenues	—	14	—	14

Operating expenses:
Royalties and license fees	1	—	(105)	—
Research and development	5,102	3,761	9,531	6,421
General and administrative	1,824	1,863	3,375	3,783

Total operating expenses	6,927	5,624	12,801	10,204

Loss from operations	(6,927)	(5,610)	(12,801)	(10,190)
Other income (loss):
Foreign currency transaction gain (loss)	152	161	96	(346)
Interest expense, net	(6)	(9)	(12)	(18)
Other income (expense), net	(16)	50	(34)	50
Unrealized loss on investment	(1)	(3)	(1)	—

Total other income (loss), net	129	199	49	(314)

Net loss	$(6,798)	$(5,411)	$(12,752)	$(10,504)

Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	(172)	(160)	(122)	347

Total other comprehensive income (loss)	(172)	(160)	(122)	347

Total comprehensive loss	$(6,970)	$(5,571)	$(12,874)	$(10,157)

Net loss	$(6,798)	$(5,411)	$(12,752)	$(10,504)

Net loss per share:
Basic and diluted	$(2.64)	$(3.34)	$(5.39)	$(9.30)

Weighted average number of shares outstanding: basic and diluted	2,576,347	1,621,280	2,366,706	1,129,926

The accompanying notes are an integral part of these consolidated financial statements
.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2022	480,688	—	$152,454	$(148,327)	$(1,245)	$2,882
Issuance of common stock, pre-funded warrants, and common warrants sold for cash, net of offering costs of $1,869	1,037,520	—	16,015	—	—	16,015
Stock-based compensation			302	—	—	302
Foreign currency translation gain	—	—	—	—	507	507
Net loss	—	—	—	(5,093)	—	(5,093)

Balance at September 30, 2022	1,518,208	—	168,771	(153,420)	(738)	14,613
Exercise of pre-funded warrants	127,743	—	—	—	—	—
Share-based compensation			(48)			(48)
Foreign currency translation loss	—	—	—	—	(160)	(160)
Net loss	—	—	—	(5,411)	—	(5,411)

Balance at December 31, 2022	1,645,951	—	$168,720	$(158,831)	$(898)	$8,994

Balance at June 30, 2023	1,671,485	—	$168,921	$(167,889)	$(830)	$202
Issuance of common stock, pre-funded warrants, and common warrants sold for cash, net of offering costs of $2,964	875,949	—	27,919	—	—	27,919
Share-based compensation	—	—	91	—	—	91
Foreign currency translation gain	—	—	—	—	50	50
Net loss	—	—	—	(5,954)	—	(5,954)

Balance at September 30, 2023	2,547,434	—	196,931	(173,843)	(780)	22,308
Exercise of pre-funded warrants	25,000	—	—	—	—	—
Exercise of Series 2 warrants	20,000	—	39	—	—	39
Share-based compensation	—	—	93	—	—	93
Foreign currency translation loss	—	—	—	—	(172)	(172)
Net loss	—	—	—	(6,798)	—	(6,798)

Balance at December 31, 2023	2,592,434	—	$197,063	$(180,641)	$(952)	$15,470

The accompanying notes are an integral part of these consolidated financial statements
.

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,752)	$(10,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	83
Amortization of right-of-use assets	126	121
Unrealized loss on investment	1	—
Share-based compensation expense	184	254
Changes in operating assets and liabilities:
Trade and other receivables	—	(50)
Prepaid and other assets	846	388
Trade and other payables	1,707	(50)
Accrued employee benefits	46	(5)
Lease liabilities	(136)	(125)

Net cash used in operating activities	(9,942)	(9,888)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from issuance and exercise of common stock, pre-funded warrants, and common warrants	30,922	17,884
Shares and pre-funded warrant issuance costs	(2,964)	(1,869)

Net cash provided by financing activities	27,958	16,015

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(118)	348

Net increase in cash, cash equivalents, and restricted cash	17,898	6,475
Cash, cash equivalents, and restricted cash, beginning of period	2,490	4,076

Cash, cash equivalents, and restricted cash, end of period	$20,388	$10,551

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

Reclassifications
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
Moreover, the COVID-19 pandemic, which impacted and may in the future impact worldwide economic activity, and similar events pose risks that the Company or its employees, contractors, suppliers, and other partners may be prevented or inhibited from conducting business activities for an indefinite period of time, which may delay the start-up and conduct of the Company’s clinical trials, and negatively impact manufacturing and testing activities performed by third parties. Any significant delays may impact the use and sufficiency of the Company’s existing cash reserves, and the Company may be required to raise additional capital earlier than it had previously planned. The Company may be unable to raise additional capital if and when needed, which may result in delays or suspension of its development plans. The extent to which the pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the consolidated balance sheets. There were no other forms of cash equivalents as of December 31, 2023 and June 30, 2023.
Restricted cash balances of $14 thousand as of December 31, 2023 and $13 thousand as of June 30, 2023 secure the Company’s credit card.
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

Trade and other payables
These amounts represent liabilities for goods and services provided to the Company prior to the end of the period and which are unpaid. Due to their short-term nature, they are measured at cost and are not discounted. The amounts are unsecured and are usually paid within 30 days of recognition.
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
Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of December 31, 2023, and June 30, 2023, there were 33,644,413 and 2,456,032 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606—
Revenue from Contracts with Customers
(“
ASC 606
”). The core principle of ASC 606 is that entities are to recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09,
Income Taxes
(Topic 740) – Improvements to Income Tax Disclosures, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This guidance is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of the ASU on its income tax disclosures within the consolidated financial statements.
3. Liquidity
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2023, and 2022, the Company incurred a net loss of $12.8 million and $10.5 million and used cash of $9.9 million in operations in both six-month periods. The Company expects to continue to incur additional operating losses in the foreseeable future.

The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its full operating costs, and as such, is dependent on funding operations through capital financing activities. As of December 31, 2023, the Company had $20.4 million in cash and cash equivalents. We estimate that our cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months from the date of this report.
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
4. Cash, cash equivalents, and restricted cash

(US$’000)	December 31, 2023	June 30, 2023
Cash at bank	$20,374	$2,477
Restricted cash	14	13
Total	$20,388	$2,490
5. Prepaid and other assets

(US$’000)	December 31, 2023	June 30, 2023
Prepaid expenses	$435	$1,280
Market value of listed shares	1	1

Total other assets	436	1,281
Less: non-current portion	(81)	(97)
Current portion	$355	$1,184

6. Property and equipment, net

(US$’000)	December 31, 2023	June 30, 2023
Software	$6	$6
Lab equipment	1,343	1,343
Computer hardware	32	32
Leasehold improvements	24	24
Total property and equipment, gross	1,405	1,405
Accumulated depreciation and amortization	(1,354)	(1,318)
Total property and equipment, net	$51	$87
Depreciation and amortization expense was $17 thousand and $36 thousand for the three and six months ended December 31, 2023, and
$41 thousand and $83 thousand, respectively, for the same periods in 2022.
7. Trade and other payables

(US$’000)	December 31, 2023	June 30, 2023
Trade payable	$2,619	$1,140
Accrued license fees	2	109
Accrued professional fees	71	75
Accrued clinical development project costs	2,171	1,838
Other payables	74	69

Total	$4,937	$3,231

8. Leases
The Company has entered into an operating lease for office space under an agreement that expires in 2025. The lease requires the Company to pay utilities, insurance, taxes and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.
The tables below show the changes during the six months ended December 31, 2023:

(US$’000)	Operating lease right- of- use assets
Balance at July 1, 2023	$526
Amortization of right of use asset	(126)

Operating lease right-of-use asset at December 31, 2023	$400

(US$’000)	Operating lease liabilities
Balance at July 1, 2023	$559
Principal payments on operating lease liabilities	(136)

Operating lease liabilities at December 31, 2023	423
Less: non-current portion	(137)

Current portion at December 31, 2023	$286

As of December 31, 2023, the Company’s operating lease has a remaining lease term of 1.45 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	December 31, 2023
2024	$147
2025	291

Total operating lease payments	438
Less imputed interest	(15)

Present value of operating lease liabilities	$423

The Company recorded lease liabilities and right-of-use lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. Rent expense was $0.1 million and $0.1 million for the three and six months ended December 31, 2023, respectively, $0.1 million for the same periods in 2022.

9. Stockholders’ equity
Common Stock
On December 8, 2021, the stockholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock of the Company from 10,000,000 to 40,000,000, which became effective on December 17, 2021. On December 7, 2022, the stockholders of the Company approved another amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 160,000,000. The Charter Amendment was filed with the Secretary of State of the State of Delaware and became effective December 9, 2022. On July 26, 2023, the Company effected a 1-for-17 reverse stock split (the “Reverse Stock Split”) (see Note 2. Basis of Presentation and Summary of Significant Accounting Policies – Basis of Presentation).
Warrants
On December 6, 2019, investors were
 issued 4 Purchase Warrants that were exercisable into 12,600 fully paid shares of common stock should the Purchase Warrants be exercised in full (“Purchase Warrants”). The exercise price for the Purchase Warrants is US$178.50 per share issued on exercise of a Purchase Warrant. The Purchase Warrants are exercisable, in whole or in part, any time from the date of issue until the fifth anniversary of the date of issue (December 6, 2024). On April 22, 2020, the Company issued 2,201 shares of common stock in connection with a cashless exercise of Purchase Warrants exercisable for 6,300 shares of common stock. The Company did not have an effective registration statement registering the resale of the Warrant Shares by the Holder at the time the Holder wanted to exercise the warrant; therefore, the Holder carried out a cashless exercise. The formula for conducting a cashless exercise was outlined in the Warrant agreement. Based on this formula, the Holder would have been entitled to receive 6,300 shares of common stock if they had exercised the Purchase Warrants for cash. Because of the cashless exercise, the holder received 2,201 shares.
On September 15, 2022, we closed an underwritten public offering in which we issued and sold (i) 1,037,520 shares of the Company’s common stock, (ii) 12,171,628 pre-funded warrants, which, after giving effect to the Reverse Stock Split, are currently exercisable into 715,979 shares of common stock at an exercise price of $0.0017 per share until exercised in full and (iii) 29,809,471 Series 2 warrants (the “Series 2 Warrants”), which, after giving effect to the Reverse Stock Split, are currently exercisable into 1,753,503 shares of common stock at an exercise price of $11.22 per share. The Series 2 warrants sold in the offering became exercisable commencing December 9, 2022, the date on which the Company had both (a) received approval from its stockholders to increase the number of shares of common stock it is authorized to issue and (b) effected such stockholder approval by filing with the Secretary of State of the State of Delaware a certificate of amendment to its Amended and Restated Certificate of Incorporation, and will expire on the fifth anniversary of such initial exercise date. The combined purchase price for each share of comm on stoc
k and accompanying common warrant was $10.20, which was allocated as $10.03 per share of common stock and $0.17 per common warrant. The Series 2 Warrants contain an exercise price adjustment mechanism providing that certain issuances of common stock (or common stock equivalents), if made at a price lower than the then existing exercise price of such Series 2 Warrants would reset the exercise price to such lower price. As a result of the August 11, 2023 public offering, the exercise price of the Series 2 Warrants has been automatically reset as of the closing time of such public offering to $1.9299.
On October 17, 2022 and October 27, 2022, investors exercised 117,939 and 9,804 pre-funded warrants, respectively, at an exercise price of $0.0017 per share.
On August 11, 2023 we closed an underwritten public offering in which we sold 875,949 shares of common stock, 15,126,226 pre-funded warrants to purchase 15,126,226 shares of common stock, and 16,002,175 common warrants to purchase up to 16,002,175 shares of common stock. The combined purchase price for each share of common stock and accompanying common warrant was $1.93, which was allocated as $1.9299 per share of common stock and $0.0001 per common warrant. Each pre-funded warrant was sold together with one common warrant at a combined price of $1.9299, which was allocated as $1.9298 per pre-funded warrant and $0.0001 per common warrant. The pre-funded warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. The common warrants were immediately exercisable at an exercise price of $3.86 per share of common stock and will expire on the fifth anniversary of such initial exercisable date. In addition, the Company granted the underwriter a 30-day
option to purchase up to 2,331,606 additional shares of common stock and/or up to 2,331,606 additional common warrants. As of
December 31
, 2023, the underwriter had partially exercised this option and purchased 458,134 additional shares of common stock and 458,134 additional common warrants. Net proceeds from the offering, including the impact of the underwriter’s partial exercise of its option and net of underwriting discounts, commissions, and other offering expenses, totaled $27.9 million.
On October 17, 2023 an investor exercised 25,000 pre-funded warrants at an exercise price of $0.0001 per share. On November 24, 2023 , an investor exercised 20,000 Series 2 warrants at an exercise price of $1.93 per share.
As of December 31, 2023, there were 33,431,440 warrants outstanding.
The activity related to warrants for the three and six months ended December 31, 2023, is summarized, after giving effect to the Reverse Stock Split, as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2023	2,348,039	$1.92
Pre-funded warrants issued August 11, 2023	15,126,226	$0.0001
Common warrants issued August 11, 2023	16,002,175	$3.86

Outstanding at September 30, 2023	33,476,440	$1.98
Pre-funded warrants exercised	25,000	$0.0001
Series 2 warrants exercised	20,000	$1.93
Outstanding at December 31, 2023	33,431,440	$1.98
Exercisable at December 31, 2023	33,431,440	$1.98
Equity Incentive Plan
Employee Share Option Plan
In connection with its re-domiciliation to the United States, the Company assumed BBL’s obligations with respect to the settlement of options that were issued by BBL prior to the Re- domiciliation pursuant to the Benitec Officers’ and Employees’ Share Option Plan (the “Plan”). This includes the Company’s assumptions of the Plan and all award agreements pursuant to which each of the options were granted. Each option when exercised entitles the option holder to one share in the Company. Options are exercisable on or before an expiry date, do not carry any voting or dividend rights and are not transferable except on death of the option holder or in certain other limited circumstances . Employee options vest one third on each anniversary of the applicable grant date for three years. If an employee dies, retires, or otherwise leaves the organization, and certain other conditions have been satisfied, generally the employee has 12 months to exercise their options, or the options are cancelled. After the Re-domiciliation, no new options have been or will be issued under the Plan.
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
On December 8, 2021, the Company’s stockholders approved an amendment to the 2020 Plan, which increased the number of shares of the Company’s common stock reserved under the 2020 Plan to 108,823 (as adjusted for the Reverse Stock Split). For the fiscal year ended June 30, 2023, our named executive officers (“NEO’s”) were each granted equity incentive awards under the 2020 Plan. On December 6, 2023, the Company’s stockholders approved an amendment to the 2020 Plan, which increased the number of shares of the Company’s common stock reserved under the 2020 Plan to 1,204,537.

Equity Awards
The activity related to equity awards, which are comprised of stock options during the six months ended December 31, 2023 is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2023	107,993	$31.88	8.96 years	$11,888
Granted	104,980	$3.13	9.94 years	—
Outstanding at December 31, 2023	212,973	$17.71	9.18 years	$11,283

Exercisable at December 31, 2023	38,853	$76.43	6.84 years	$261

Share-Based Compensation Expense
The classification of share-based compensation expense is summarized as follows:

	Three Months Ended		Six Months Ended
	December 31,
(US$’000)	2023	2022	2023	2022
Research and development	$33	$30	$67	$60
General and administrative	60	(78)	117	194

Total share-based compensation expense	$93	$(48)	$184	$254

As of December 31, 2023, there was $0.5 million of unrecognized share-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan, which is expected to be recognized over a weighted average period of 2.6 years.

10.	Income taxes
For the three and six months ended December 31, 2023, and December 31, 2022, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

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
During the six month periods ended December 31, 2023 and December 31, 2022, the Company did not enter into any related party transactions.

13.	Subsequent events
There were no subsequent events for the six months ended December 31, 2023.

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

Benitec Biopharma Inc. (“Benitec” or the “Company” or in the third person, “we” or “our”) is a clinical-stage biotechnology company focused on the advancement of novel genetic medicines with headquarters in Hayward, California. The proprietary platform, called DNA-directed RNA interference, or ddRNAi, combines RNA interference, or RNAi, with gene therapy to create medicines that facilitate sustained silencing of disease-causing genes following a single administration. The unique therapeutic constructs also enable the simultaneous delivery of wildtype replacement genes, facilitating the proprietary “silence and replace” approach to the treatment of genetically defined diseases. The Company is developing a silence and replace-based therapeutic (BB-301) for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), a chronic, life- threatening genetic disorder.

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

Overview of RNAi and the siRNA Approach

The mutation of a single gene can cause a chronic disease via the resulting intracellular production of a disease-causing protein (i.e., an abnormal form of the protein of interest), and many chronic and/or fatal disorders are known to result from the inappropriate expression of a single gene or multiple genes. In some cases, genetic disorders of this type can be treated exclusively by “silencing” the intracellular production of the disease- causing protein through well-validated biological approaches like RNA interference (“RNAi”). RNAi employs small nucleic acid molecules to activate an intracellular enzyme complex, and this biological pathway temporarily reduces the production of the disease-causing protein. In the absence of the disease-causing protein, normal cellular function is restored and the chronic disease that initially resulted from the presence of the mutant protein is partially or completely resolved. RNAi is potentially applicable to over 20,000 human genes and a large number of disease- causing microorganism-specific genes.

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

•

A proprietary ddRNAi-based silence and replace technology platform that may potentially enable the serial development of single- administration therapeutics capable of facilitating sustained, long-term silencing of disease-causing genes and concomitant replacement of wild type gene function;

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

Our Pipeline

The following table sets forth our current product candidate and the development status:

Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy

We are developing BB-301 for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD). The Investigational New Drug (IND) application for BB-301 was approved to proceed by the U.S. Food and Drug Administration in June 2023. The first study subject was safely dosed in the BB-301 Phase 1b/2a clinical trial (NCT06185673) in November 2023. BB-301 is the lead investigational agent under development by Benitec, and the key attributes of BB-301 are outlined in Figure 3.

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

Figure 4

In collaboration with researchers at the Royal Holloway University of London and the Institut de Myologie in Paris, we developed a ddRNAi construct expressing three shRNAs against three distinct regions of PABPN1 mRNA and observed effective silencing of the PABPN1 gene in vitro using this ddRNAi construct. Furthermore, as part of this collaboration, we have generated a gene expression construct that produces a siRNA- resistant version of the wild type PABPN1 gene.

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

•

While the Beagle dog subjects treated in the BB-301 Pilot Dosing Study did not express mutant PABPN1, the level of BB-301- driven gene silencing for the PABPN1 target can be accurately assessed due to the equivalent inhibitory effects of siRNA13 and siRNA17 on both wtPABPN1 and mutant PABPN1.

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

Figure 12. Impact of Benitec-Initiated Methodological Improvements on the Relative Pharyngeal Muscle Tissue Transduction Levels Achieved for BB-301

Following the disclosure of the positive interim BB-301 Pilot Dosing Study results, Benitec completed pre-CTA and pre-IND meetings with regulatory agencies in France, Canada, and the United States. Summary of Regulatory Interactions:

•

In June 2023 the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug (IND) application for BB-301 which allowed dosing of BB-301 to begin for OPMD subjects that are eligible for enrollment into the Phase 1b/2a treatment study (NCT06185673) described below.

Operational Updates

The key milestones related to the development of BB-301 for the treatment of OPMD, along with other corporate updates, are outlined below:

BB-301 Clinical Development Program Overview:

•	The BB-301 clinical development program will be conducted in the United States, and the primary elements of the program are summarized below:

•	The program will comprise approximately 76 weeks of follow-up which we anticipate will consist of:

•

The OPMD Natural History (NH) Study: 6-month pre-treatment observation periods for the evaluation of baseline disposition and natural history of OPMD-derived dysphagia (swallowing impairment) in each study participant.

•

Dosing with BB-301: 1-day of BB-301 dosing to initiate participation in the Phase 1b/2a single-arm, open-label, sequential, dose-escalation cohort study (NCT06185673). BB-301 will be delivered directly to the pharyngeal muscles of each study subject.

•

Phase 1b/2a Treatment Evaluation: 52-weeks of post-dosing follow-up for conclusive evaluation of the primary and secondary endpoints of the BB-301 Phase 1b/2a treatment study (NCT06185673), with interim safety and efficacy results expected to be available at the end of each 90-day period following the administration of BB-301.

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

•	Upon the achievement of 6-months of follow-up in the NH Study, participants will, potentially, be eligible for enrollment into the BB-301 Phase 1b/2a treatment study (NCT06185673).

•	BB-301 Phase 1b/2a Treatment Study (NCT06185673):

•	This first-in-human (FIH) study will evaluate the safety and clinical activity of intramuscular doses of BB-301 administered to subjects with OPMD.

•	The primary endpoint of the FIH study will be safety.

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

•

The NH of dysphagia observed for each OPMD study participant, as characterized by the VFSS and clinical swallowing assessments carried out during the NH Study, will serve as the baseline for comparative assessments of safety and efficacy of BB-301 upon rollover from the NH Study onto the BB-301 Phase 1b/2a Treatment Study (NCT06185673).

•	In December 2022, Benitec began screening OPMD subjects at the lead clinical study site in the United States.

•	In January 2023, Benitec announced the enrollment of the first OPMD subject into the NH Study in the United States.

•	In November 2023, Benitec announced the completion of the administration of BB-301 to the first study subject in the Phase 1b/2a clinical study (NCT06185673) in the United States.

•	As of January 2024, 23 subjects are enrolled into the NH study in the United States.

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

Expedited Development and Review Programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life- threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biologic or drug may request the FDA to designate the biologic or drug as a fast track product at any time during the clinical development of the product. Unique to a fast track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

FDA Post-Approval Requirements

Any products manufactured or distributed by us or on our behalf pursuant to FDA approvals are subject to continuing regulation by the FDA, including requirements for record-keeping, reporting of adverse experiences with the biologic or drug, and submitting biological product deviation reports to notify the FDA of unanticipated changes in distributed products. Manufacturers are required to register their facilities with the FDA and certain state agencies, and are subject to periodic announced or unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements, which impose certain quality processes, manufacturing controls and documentation requirements upon us and our third- party manufacturers in order to ensure that the product is safe, has the identity and strength, and meets the quality, purity and potency characteristics that it purports to have. In November 2013, the Drug Quality and Security Act, or DQSA, became law and establishes requirements to facilitate the tracing of prescription drug and biological products through the supply distribution chain. This law includes a number of new requirements that are being implemented over time and require us to devote additional resources to satisfy these requirements, including serializing the product and using new technology and data storage to electronically trace the product from manufacturer to dispenser. If our products are not covered by the serialization and tracing requirements of the DQSA, they may be subject to state pedigree and traceability requirements. We cannot be certain that we or our present or future suppliers will be able to comply with the cGMP and other FDA regulatory requirements. If our present or future suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, refuse to approve any BLA, force us to recall a product from distribution, shut down manufacturing operations or withdraw approval of the applicable BLA. Noncompliance with cGMP or other requirements can result in issuance of warning or untitled letters, civil and criminal penalties, seizures, and injunctive action.

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

Employees

As of January 31, 2024, we had 16 full-time employees, 6 of whom have a Ph.D., 4 have Masters Degrees and 2 have Biotechnology Certificates, for a total of 12 with post-graduate degrees. Of these full-time employees, 12 are engaged in research and development activities and 4 are engaged in finance, legal, human resources, facilities, and general management. None of our employees are represented by any labor union. As of January 31, 2024, 15 employees were located in the United States of America, and 1 employee was located in Australia.

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

August 2023 Capital Raise

On August 11, 2023 we closed an underwritten public offering in which we sold 875,949 shares of common stock, 15,126,226 pre-funded warrants to purchase 15,126,226 shares of common stock, and 16,002,175 common warrants to purchase up to 16,002,175 shares of common stock. The pre-funded warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. The common warrants were immediately exercisable at a price per share of common stock of $3.86 and expire on the fifth anniversary of such initial exercisable date. The combined purchase price for each share of common stock and accompanying common warrant was $1.93, which was allocated as $1.9299 per share of common stock and $0.0001 per common warrant. Each pre-funded warrant was sold together with one common warrant at a combined price of $1.9299, which was allocated as $1.9298 per pre-funded warrant and $0.0001 per common warrant. In addition, the Company granted the underwriter a 30-day option to purchase up to 2,331,606 additional shares of common stock and/or up to 2,331,606 additional common warrants. As of December 31, 2023 the underwriter had partially exercised this option and purchased 458,134 additional shares of common stock and 458,134 additional common warrants. Net proceeds from the offering, including the impact of the underwriter’s partial exercise of its option and net of underwriting discounts, commissions, and other offering expenses, totaled $27.9 million.

The Company has outstanding Series 2 warrants (the “Series 2 Warrants”) which are currently exercisable into 1,733,503 shares of common stock after giving effect to the Reverse Stock Split and exercises during the three months ended December 31, 2023. The Series 2 Warrants contain an exercise price adjustment mechanism providing that certain issuances of common stock (or common stock equivalents) if made at a price lower than the existing exercise price of $11.22 of such Series 2 Warrants, would reset the exercise price to such lower price. As a result of the August 11, 2023 public offering, the exercise price of the Series 2 Warrants has been automatically reset as of the closing time of such public offering to $1.9299.

Results of Operations

Revenues

The Company has not generated any revenues from the sales of products. Revenues from licensing fees are included in the revenue from customers line item on our consolidated statements of operations and comprehensive loss. Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies. The Company did not recognize any revenue during the six months ended December 31, 2023, and recognized $14 thousand during the six months ended December 31, 2022.

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

We anticipate that our general and administrative expenses may increase as the Company focuses on the continued development of the clinical OPMD program. The Company also anticipates an increase in expenses relating to accounting, legal and regulatory-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and other similar costs.

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

Operating Expenses

The following tables sets forth a summary of our expenses for each of the periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Operating Expenses:	(US$’000)
Royalties and License Fees	$1	$—	$(105)	$—
Research and development	5,102	3,761	9,531	6,421
General and administrative	1,824	1,863	3,375	3,783

Total operating expenses	$6,927	$5,624	$12,801	$10,204

During the three months ended December 31, 2023 and December 31, 2022, we incurred royalties and license fees expenses of $1 thousand and ($105) thousand, respectively. The credit to expense during the six months ended December 31, 2023 reflects the reversal of an accrual for license fees no longer due.

During the three and six months ended December 31, 2023, respectively, we incurred $5.1 million and $9.5 million in research and development expenses, respectively, as compared to $3.8 million and $6.4 million for the comparable periods ended December 31, 2022. Research and development expenses relate primarily to ongoing clinical development of BB-301 for the treatment of OPMD.

General and administrative expenses totaled $1.8 million and $3.4 million for the three and six months ended December 31, 2023, compared to $1.9 million and $3.8 million for the comparable periods ended December 31, 2022. The year-over-year decrease for the six-month periods ended December 31 relates primarily to lower stock-based compensation ($70 thousand) and legal fees ($396 thousand); partially offset by higher travel expense ($109 thousand).

Other Income (Expense)

The following tables sets forth a summary of our other income (loss) for each of the periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Other Income (Loss):	(US$’000)
Foreign currency transaction gain (loss)	$152	$161	$96	$(346)
Interest expense, net	(6)	(9)	(12)	(18)
Other income (expense), net	(16)	50	(34)	50
Unrealized loss on investment	(1)	(3)	(1)	—

Total other income (loss), net	$129	$199	$49	$(314)

Other income (loss), net during the three and six months ended December 31, 2023, which consists of foreign currency transaction gain (loss), interest expense, other income (expense), and unrealized loss on investment, totaled $129 thousand and $49 thousand, respectively. During the three and six months ended December 31, 2022, respectively, other income (loss) totaled $199 thousand and $(314) thousand. Foreign currency transaction gains and losses reflect changes in foreign exchange rates. Other income relates to recognition of a tax penalty refund receivable. Other expense relates to state franchise taxes. Unrealized loss on investment decreased for the three months ended December 31, 2023, and increased slightly for the six months ended December 31, 2023.

Liquidity and Capital Resources

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $180 million as of December 31, 2023. We expect that our research and development expenses may increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States.

We had no borrowings as of December 31, 2023 and do not currently have a credit facility.

As of December 31, 2023, we had cash and cash equivalents of approximately $20.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Six Months Ended December 31,
	2023	2022
Net cash provided by (used in):	(US$’000)
Operating activities	$(9,942)	$(9,888)
Investing activities	—	—
Financing activities	27,958	16,015
Effects of exchange rate changes on cash and cash equivalents	(118)	348

Net increase in cash, cash equivalents, and restricted cash	$17,898	$6,475

Operating activities

Net cash used in operating activities for both the six months ended December 31, 2023 and 2022 was $9.9 million. Net cash used in operating activities was primarily the result of our net loss, partially offset by non-cash expenses, and changes in working capital, including increases in payables and prepaid expenses.

Financing activities

Net cash provided by financing activities was $28.0 million and $16.0 for the six months ended December 31, 2023 and 2022, respectively. Cash from financing activities in 2023 relates to the issuance of common stock, pre-funded warrants, and common warrants, with gross proceeds of

$30.9 million, partially offset by $2.9 million in share issuance costs. Cash from financing activities in 2022 was related to the issuance of common stock, pre-funded warrants, and Series 2 warrants, including $17.9 million in gross proceeds from the September 2022 Capital Raise, partially offset by $1.9 million in share issuance costs.

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

Unless and until we establish significant revenues from licensing programs, strategic alliances or collaboration arrangements with pharmaceutical companies, or from product sales, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of product candidates and begin to prepare to commercialize any product that receives regulatory approval. We are subject to the risks inherent in the development of new gene therapy products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. We estimate that our cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months from the date of this report.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the timing and costs of our clinical trials for our ddRNAi and silence and replace product candidates;

•	the timing and costs of our preclinical studies for our ddRNAi and silence and replace product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing, and costs of seeking regulatory approvals;

•	revenue received from commercial sales of any of our product candidates that may receive regulatory approval;

•	the terms and timing of any future collaborations, licensing, consulting, or other arrangements that we may establish;

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

Recently Issued Accounting Standards not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures”, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This guidance is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of the ASU on its income tax disclosures within the consolidated financial statements.

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

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended December 31, 2023, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6.	Exhibits.

Number	Description of Document

10.1	Second Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of December 6, 2023 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed on October 20, 2023).

31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Benitec Biopharma Inc.

Dated: February 13, 2024	/s/ Jerel Banks
Jerel Banks
Executive Chairman and Chief Executive Officer
(principal executive officer)

/s/ Megan Boston
Megan Boston
Executive Director (principal financial and accounting officer)