Form 10-Q
period 2024-03-31
Benitec Biopharma Inc.
filed 2024-05-13
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
of the Exchange Act). Yes ☐ or No ☒
We had 9,367,485 shares of our common stock outstanding as of the close of business on May 6, 2024.

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

•	our ability to continue as a going concern;

•	the length of time over which we expect our cash and cash equivalents to be sufficient to execute on our business plan;

•	our intellectual property position and the duration of our patent portfolio;

•	the impact of local, regional, and national and international economic conditions and events; and

•	the impact of the COVID-19 pandemic, the disease caused by the SARS-CoV-2 virus and similar events, which may adversely impact our business and preclinical and clinical trials;

as well as other risks detailed under the caption “Risk Factors” in this Report and in other reports filed with the SEC. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and important factors currently known by us and our expectations of the future, about which we cannot be certain. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. We have based the forward-looking statements included in this Report on information available to us on the date of this Report or on the date thereof. Except as required by law we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

All forward-looking statements included herein or in documents incorporated herein by reference are expressly qualified in their entirety by the cautionary statements contained or referred to elsewhere in this Report.

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	March 31, 2024	June 30, 2023
	(Unaudited)
Assets
Current assets:
Cash at bank	$14,143	$2,477
Restricted cash	13	13
Trade and other receivables	53	55
Prepaid and other assets	157	1,184

Total current assets	14,366	3,729
Property and equipment, net	204	87
Deposits	25	25
Prepaid and other assets	69	97
Right-of-use assets	335	526

Total assets	$14,999	$4,464

Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$2,628	$3,231
Accrued employee benefits	517	472
Lease liabilities, current portion	292	275

Total current liabilities	3,437	3,978
Lease liabilities, less current portion	62	284

Total liabilities	3,499	4,262

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value—160,000,000 shares authorized; 2,724,794 shares and 1,671,485 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	—	—
Additional paid-in capital	197,255	168,921
Accumulated deficit	(184,920)	(167,889)
Accumulated other comprehensive loss	(835)	(830)

Total stockholders’ equity	11,500	202

Total liabilities and stockholders’ equity	$14,999	$4,464

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenue:
Licensing revenues from customers	$—	$54	$—	$68

Total revenues	—	54	—	68

Operating expenses:
Royalties and license fees	(3)	—	(108)	—
Research and development	2,566	3,167	12,097	9,588
General and administrative	1,578	1,228	4,953	5,011

Total operating expenses	4,141	4,395	16,942	14,599

Loss from operations	(4,141)	(4,341)	(16,942)	(14,531)
Other income (loss):
Foreign currency transaction loss	(118)	(45)	(22)	(391)
Interest expense, net	(4)	(7)	(16)	(25)
Other income (expense), net	(16)	—	(50)	50
Unrealized loss on investment	—	(4)	(1)	(4)

Total other income (loss), net	(138)	(56)	(89)	(370)

Net loss	$(4,279)	$(4,397)	$(17,031)	$(14,901)

Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	117	45	(5)	392

Total other comprehensive income (loss)	117	45	(5)	392

Total comprehensive loss	$(4,162)	$(4,352)	$(17,036)	$(14,509)

Net loss	$(4,279)	$(4,397)	$(17,031)	$(14,901)

Net loss per share:
Basic and diluted	$(1.64)	$(2.67)	$(6.95)	$(11.47)

Weighted average number of shares outstanding: basic and diluted	2,616,288	1,645,951	2,449,295	1,299,423

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2022	480,688	$—	$152,454	$(148,327)	$(1,245)	$2,882
Issuance of common stock, pre-funded warrants, and Series 2 warrants sold for cash, net of offering costs of $1,869	1,037,520	—	16,015	—	—	16,015
Stock-based compensation			302	—	—	302
Foreign currency translation gain	—	—	—	—	507	507
Net loss	—	—	—	(5,093)	—	(5,093)

Balance at September 30, 2022	1,518,208	—	168,771	(153,420)	(738)	14,613
Exercise of pre-funded warrants	127,743	—	—	—	—	—
Share-based compensation			(48)			(48)
Foreign currency translation loss	—	—	—	—	(160)	(160)
Net loss	—	—	—	(5,411)	—	(5,411)

Balance at December 31, 2022	1,645,951	$—	$168,723	$(158,831)	$(898)	$8,994
Share-based compensation			71	—	—	71
Foreign currency translation gain	—		—	—	45	45
Net loss	—		—	(4,397)	—	(4,397)

Balance at March 31, 2023	1,645,951	$—	$168,794	$(163,228)	$(853)	$4,713
Balance at June 30, 2023	1,671,485	$—	$168,921	$(167,889)	$(830)	$202
Issuance of common stock, pre-funded warrants, and common warrants sold for cash, net of offering costs of $2,964	875,949	—	27,919	—	—	27,919
Share-based compensation	—	—	91	—	—	91
Foreign currency translation gain	—	—	—	—	50	50
Net loss	—	—	—	(5,954)	—	(5,954)

Balance at September 30, 2023	2,547,434	—	196,931	(173,843)	(780)	22,308
Exercise of pre-funded warrants	25,000	—	—	—	—	—
Exercise of Series 2 warrants	20,000	—	39	—	—	39
Share-based compensation	—	—	93	—	—	93
Foreign currency translation loss	—	—	—	—	(172)	(172)
Net loss	—	—	—	(6,798)	—	(6,798)

Balance at December 31, 2023	2,592,434	$—	$197,063	$(180,641)	$(952)	$15,470
Exercise of pre-funded warrants	132,360	—	—	—	—	—
Share-based compensation	—	—	192	—	—	192
Foreign currency translation gain	—	—	—	—	117	117
Net loss	—	—	—	(4,279)	—	(4,279)

Balance at March 31, 2024	2,724,794	$—	$197,255	$(184,920)	$ (835)	$ 11,500
The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(17,031)	$(14,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61	115
Amortization of right-of-use assets	191	182
Unrealized loss on investment	1	4
Share-based compensation expense	376	325
Changes in operating assets and liabilities:
Trade and other receivables	—	(50)
Prepaid and other assets	1,051	(14)
Trade and other payables	(602)	580
Accrued employee benefits	48	30
Lease liabilities	(205)	(188)

Net cash used in operating activities	(16,110)	(13,917)

Cash flows from investing activities:
Purchase of property and equipment	(179)	—

Net cash used in investing activities	(179)

Cash flows from financing activities:
Proceeds from issuance and exercise of common stock, pre-funded warrants, Series 2 warrants, and common warrants	30,922	17,884
Shares and pre-funded warrant issuance costs	(2,964)	(1,869)

Net cash provided by financing activities	27,958	16,015

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	391

Net increase in cash, cash equivalents, and restricted cash	11,666	2,489
Cash, cash equivalents, and restricted cash, beginning of period	2,490	4,076

Cash, cash equivalents, and restricted cash, end of period	$14,156	$6,565

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. Business
Benitec Biopharma Inc. (the “Company”, “we”, “our”) is a corporation formed under the laws of Delaware, United States of America, on November 22, 2019 and listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BNTC”. Benitec Biopharma Inc. is the parent entity of a number of subsidiaries including the previous parent entity Benitec Biopharma Limited (“BBL”). BBL was incorporated under the laws of Australia in 1995 and was listed on the Australian Securities Exchange, or ASX, from 1997 until April 15, 2020. On August 14, 2020, BBL reorganized as a Proprietary Limited company and changed its name to Benitec Biopharma Proprietary Limited. The Company’s business focuses on the development of novel genetic medicines. Our proprietary platform, called
DNA-directed
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
Use of Estimates
The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s consolidated financial statements relate to accrued research and development expense and valuation of equity-based instruments issued for other than cash. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the consolidated balance sheets. There were no other forms of cash equivalents as of March 31, 2024 and June 30, 2023.
Restricted cash balances of $13 thousand as of March 31, 2024 and June 30, 2023 are used to secure the Company’s credit card.
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
Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of March 31, 2024, and June 30, 2023, there were 34,481,458 and 2,456,032 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU
No. 2023-09,
Income Taxes
(Topic 740) – Improvements to Income Tax Disclosures, which enhances the transparency, effectiveness, and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This guidance is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of the ASU on its income tax disclosures within the consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its disclosures within the consolidated financial statements.

3. Liquidity
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2024, and 2023, the Company incurred net losses of $17.0 million and $14.9 million, respectively, and used cash in operations of $16.1 million and $13.9 million, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.

The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its full operating costs, and as such, is dependent on funding operations through capital financing activities. As of March 31, 2024, the Company had $14.1 million in cash and cash equivalents. On April 18, 2024 we closed a private investment in public equity (PIPE) financing in which we sold 5,749,152 shares of common stock at a price per share of $4.80 and, in lieu of shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,584,239 shares of common stock at a price per pre-funded warrant of $4.7999, to certain accredited institutional investors. The pre-funded warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. Gross proceeds from the financing totaled $40.0 million. We estimate that our cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months from the date of this report.
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
4. Cash, cash equivalents, and restricted cash

(US$’000)	March 31, 2024	June 30, 2023
Cash at bank	$14,143	$2,477
Restricted cash	13	13

Total	$14,156	$2,490

5. Prepaid and other assets

(US$’000)	March 31, 2024	June 30, 2023
Prepaid expenses	$225	$1,280
Market value of listed shares	1	1

Total other assets	226	1,281
Less: non-current portion	(69)	(97)

Current portion	$157	$1,184

6. Property and equipment, net

(US$’000)	March 31, 2024	June 30, 2023
Software	$6	$6
Lab equipment	1,522	1,343
Computer hardware	32	32
Leasehold improvements	24	24

Total property and equipment, gross	1,584	1,405
Accumulated depreciation and amortization	(1,380)	(1,318)

Total property and equipment, net	$204	$87

Depreciation and amortization expense was $25 thousand and $61 thousand for the three and nine months ended March 31, 2024, and $32 thousand and $115 thousand, respectively, for the same periods in 2023.

7. Trade and other payables

(US$’000)	March 31, 2024	June 30, 2023
Trade payable	$815	$1,140
Accrued license fees	—	109
Accrued consultant fees	85	88
Accrued professional fees	64	75
Accrued clinical development project costs	1,585	1,750
Other payables	79	69

Total	$2,628	$3,231

8. Leases
The Company has entered into an operating lease for office space under an agreement that expires in 2025. The lease requires the Company to pay utilities, insurance, taxes, and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.
The tables below show the changes during the nine months ended March 31, 2024:

(US$’000)	Operating lease right- of- use assets
Balance at July 1, 2023	$526
Amortization of right of use asset	(191)

Operating lease right-of-use asset at March 31, 2024	$335

(US$’000)	Operating lease liabilities
Balance at July 1, 2023	$559
Principal payments on operating lease liabilities	(205)

Operating lease liabilities at March 31, 2024	354
Less: non-current portion	(62)

Current portion at March 31, 2024	$292

As of March 31, 2024, the Company’s operating lease has a remaining lease term of 1.21 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	March 31, 2024
2024	$74
2025	291

Total operating lease payments	365
Less imputed interest	(11)

Present value of operating lease liabilities	$354

The Company recorded lease liabilities and
right-of-use
lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. Rent expense was $0.1 million and $0.2 million for the three and nine months ended March 31, 2024, respectively; and $0.1 million and $0.2 million for the same periods in 2023, respectively.

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
On August 11, 2023 we closed an underwritten public offering in which we sold 875,949 shares of common stock, 15,126,226 pre-funded
warrants to purchase 15,126,226 shares of common stock, and 16,002,175 common warrants to purchase up to 16,002,175 shares of common stock. The combined purchase price for each share of common stock and accompanying common warrant was $1.93, which was allocated as $1.9299 per share of common stock and $0.0001 per common warrant. Each pre-funded
warrant was sold together with one common warrant at a combined price of $1.9299, which was allocated as $1.9298 per pre-funded
warrant and $0.0001 per common warrant. The
pre-funded
warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. The common warrants were immediately exercisable at an exercise price of $3.86 per share of common stock and will expire on the fifth anniversary of such initial exercisable date. In addition, the Company granted the underwriter a
30-day
option to purchase up to 2,331,606 additional shares of common stock and/or up to 2,331,606 additional common warrants. The underwriter partially exercised this option and purchased
 458,134 additional shares of common stock and 458,134
additional common warrants. These additional shares are included in the total sold on August 11, 2023. Net proceeds from the offering, including the impact of the underwriter’s partial exercise of its option and net of underwriting discounts, commissions, and other offering expenses, totaled $
27.9 million.
On October 17, 2023 an investor exercised 25,000
pre-funded
warrants at an exercise price of $0.0001 per share. On November 24, 2023, an investor exercised 20,000 Series 2 warrants at an exercise price of $1.93 per share. On March 15, 2024 and March 18, 2024, investors exercised 105,888 and 26,472 pre-funded
warrants, respectively, at an exercise price of $0.0001 per share.
As of March 31, 2024, there were 33,299,080 warrants outstanding.

The activity related to warrants for the three and nine months ended March 31, 2024, is summarized, after giving effect to the Reverse Stock Split, as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2023	2,348,039	$1.92
Pre-funded warrants issued August 11, 2023	15,126,226	$0.0001
Common warrants issued August 11, 2023	16,002,175	$3.86

Outstanding at September 30, 2023	33,476,440	$1.98
Pre-funded warrants exercised	25,000	$0.0001
Series 2 warrants exercised	20,000	$1.93

Outstanding and exercisable at December 31, 2023	33,431,440	$1.98
Pre-funded warrants exercised	132,360	$0.001

Outstanding and exercisable at March 31, 2024	33,299,080	$1.99
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

Equity Awards
The activity related to equity awards, which are comprised of stock options during the nine months ended March 31, 2024 is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2023	107,993	$31.88	8.96 years	$11,888
Granted	1,076,538	$5.01	9.91 years	—
Expired	(1,800)	$470.37	—	—
Forfeited	(353)	$74.18	—	—

Outstanding at March 31, 2024	1,182,378	$6.73	9.76 years	$353,286
Exercisable at March 31, 2024	36,984	$57.30	6.78 years	$1,685
Share-Based Compensation Expense
The classification of share-based compensation expense is summarized as follows:

	Three Months Ended		Nine Months Ended
	March 31,
(US$’000)	2024	2023	2024	2023
Research and development	$45	$27	$112	$87
General and administrative	147	44	264	238

Total share-based compensation expense	$192	$71	$376	$325

As of March 31, 2024, there was $4.7 million of unrecognized share-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan, which is expected to be recognized over a weighted average period of 2.9 years.
10. Income taxes
For the three and nine months ended March 31, 2024, and March 31, 2023, respectively, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
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
12. Related party transactions
During the nine month periods ended March 31, 2024 and March 31, 2023, the Company did not enter into any related party transactions.

13. Subsequent events
On April 10, 2024 and April 19, 2024, investors exercised 25,000 Series 2 warrants on each date, at an exercise price of $1.93 per share. On April 22, 2024, an investor exercised 28,039 Series 2 warrants at an exercise price of $1.93 per share.
On April 18, 2024 we closed a private investment in public equity (PIPE) financing in which we sold 5,749,152 shares of common stock at a price per share of $4.80 and, in lieu of shares of common stock, pre-funded
warrants to purchase up to an aggregate of 2,584,239 shares of common stock at a price per pre-funded
warrant of $4.7999, to certain accredited institutional investors. The pre-funded
warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. Gross proceeds from the financing totaled $40.0 million. Net proceeds, net of commissions and other offering expenses, totaled approximately $ 37.2 million.

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

Our Pipeline

The following table sets forth our current product candidate and the development status:

Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy

We are developing BB-301 for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD). The Investigational New Drug (IND) application for BB-301 was approved to proceed by the U.S. Food and Drug Administration in June 2023. The first study subject was safely dosed in the BB-301 Phase 1b/2a clinical trial (NCT06185673) in November 2023, and the second study subject was safely dosed in February 2024. BB-301 is the lead investigational agent under development by Benitec, and the key attributes of BB-301 are outlined in Figure 3.

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

Figure 11. PABPN1 Silencing (i.e., “target knock-down”) within Pharyngeal Muscle Tissues

Finally, it is critical to highlight the key methodological distinctions between the BB-301 Pilot Dosing Study in Beagle dogs conducted by Benitec (i.e., the study described above) and the prior Beagle dog dosing study carried out independently by the previous BB-301 licensee. The BB-301 dosing study conducted by the prior BB-301 licensee employed non-ideal routes and methods of BB-301 administration to the target pharyngeal muscle tissues and employed similarly limited analytical methods at the completion of the dosing phase of the study. The Benitec team worked to optimize the route and method of administration of BB-301 and to refine the core analytical methods employed following the completion of dosing.

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

•

The NH of dysphagia observed for each OPMD NH Study participant, as characterized by the VFSS and clinical swallowing assessments carried out during the NH Study, will serve as the baseline for comparative assessments of safety and efficacy of BB-301 upon rollover from the NH Study onto the BB-301 Phase 1b/2a Treatment Study (NCT06185673).

•	In December 2022, Benitec began screening OPMD subjects at the lead clinical study site in the United States.

•	In January 2023, Benitec announced the enrollment of the first OPMD subject into the NH Study in the United States.

•

In November 2023, Benitec announced the completion of the administration of BB-301 to the first study subject in the Phase 1b/2a clinical study (NCT06185673) in the United States. The second study subject was dosed with BB-301 in February 2024.

•	As of January 2024, 23 subjects had enrolled into the NH study in the United States.

•	On April 18, 2024 Benitec reported positive interim clinical trial data for the first study subject dosed with BB-301 (i.e., “Subject 1”) in the BB-301 Phase 1b/2a Treatment Study (NCT06185673)

•

BB-301 facilitated improvements across multiple measures of swallowing function in the first Phase 1b/2a clinical study subject as compared to pretreatment assessments conducted during the observational natural history portion of the study

•

During the OPMD Natural History Study, which represents the pre-dose observational period for each subject, Subject 1 experienced progressive worsening of dysphagia as demonstrated by the results of the videofluoroscopic swallowing studies (VFSS), the cold water timed drinking test, and the key subject-reported outcome measure (the Sydney Swallow Questionnaire).

•	Videofluoroscopic swallowing studies represent the gold standard analytical method for the quantitative assessment of dysphagia (swallowing difficulty) in the clinical setting.

•

At the 90-day timepoint following the administration of BB-301, Subject 1 demonstrated improvements in key videofluoroscopic assessments which correlated with the observation of similar improvement in the key subject-reported outcome measure as compared to the average values for the respective assessments completed during the pre-dose observational period (as summarized in Figure 13).

•

Notably, the results of many assessments completed at the 90-day timepoint demonstrated improvements over the initial measurements assessed at the subject’s first visit for the natural history observational study which occurred more than 12 months prior to the 90-day assessment.

•

The most significant VFSS improvements at Day 90 were observed for swallowing tasks centered on the evaluation of pharyngeal constrictor muscle function and swallowing efficiency in the context of the consumption of thin liquids, solid foods and thick, non-solid foods (e.g., yogurt or pudding) (Figure 13).

•

The VFSS improvements correlated with an improvement in the key subject-reported outcome measure the Sydney Swallow Questionnaire, indicating an improvement in swallowing function as reported by Subject 1 (Figure 13).

Figure 13. Improvement in all Outcome Measures 90-Days Post-BB-301 Administration

Closing of Private Placement and Entry into Board Designation Letter.

On April 18, 2024 we closed a private investment in public equity (PIPE) financing (the “April 2024 private placement”) in which we sold 5,749,152 shares of common stock at a price per share of $4.80 and, in lieu of shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,584,239 shares of common stock at a price per pre-funded warrant of $4.7999, to certain institutional accredited investors. The pre-funded warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. Gross proceeds from the financing totaled $40.0 million. Net proceeds, net of commissions and other offering expenses, totaled approximately $ 37.2 million.

In connection with the April 2024 private placement, we entered into a Voting Commitment Agreement with the purchasers in the private placement (the “Voting Commitment Agreement”). Pursuant to the Voting Commitment Agreement, the Company is obligated to use its reasonable best efforts to obtain stockholder approval of the exercise of the Pre-Funded Warrants issued in the private placement and the warrants issued in the Company’s underwritten public offerings on September 15, 2022 and August 11, 2023 (the “Existing Warrants,” and together with the Pre-Funded Warrants, the “Warrants”) in accordance with the rules of the Nasdaq Stock Market which otherwise would be subject to the Beneficial Ownership Limitation (the “Stockholder Approval”) at the Company’s 2024 annual meeting of stockholders (the “Annual Meeting”), provided that the Company may elect to call a special meeting of its stockholders (the “Special Meeting”) before the Annual Meeting to obtain the Stockholder Approval. If the Stockholder Approval is not obtained at the Annual Meeting (or at a Special Meeting called prior to the Annual Meeting, at the election of the Company), the Company is obligated to use its reasonable best efforts to obtain the Stockholder Approval at its 2025 annual meeting of stockholders (the “2025 Annual Meeting”). If the Stockholder Approval is not obtained before or at the 2025 Annual Meeting, then the Company would no longer be obligated to seek to obtain the Stockholder Approval. The purchasers agreed that the Company will not be liable for any penalty, damages, or other remedy if the Company fails, after using its reasonable best efforts in accordance with the Voting Commitment Agreement, to obtain the Stockholder Approval. Pursuant to the Voting Commitment Agreement, the purchasers agreed to vote or cause to be voted any and all shares of the Company’s Common Stock over which it or its affiliates has or shares voting control on the record date for shares eligible to vote at any Company Special Meeting or Annual Meeting seeking the Stockholder Approval where such proposal is presented in favor of approving the proposal or proposals seeking the Stockholder Approval.

We also entered into a Board Designation Side Letter (the “Board Designation Agreement”) with Suvretta Capital Management, LLC (“Suvretta”) at the closing of the private placement. Pursuant to the Board Designation Agreement, the Company agreed to consider for appointment and appoint Kishen Mehta to the Company’s Board of Directors (the “Board”) upon consummation of the transactions contemplated by the Securities Purchase Agreement, and in such board class as determined by the Company prior to his appointment. Suvretta will be entitled to propose additional candidates for appointment to the Board to the extent the Board does not appoint Mr. Mehta for one or more of the reasons set forth in the Board Designation Agreement. Pursuant to the Board Designation Agreement, Suvretta agreed that (1) in connection with the closing of the Private Placement, (i) the Company and Suvretta will take such action as may be required to permit Suvretta to exercise its Warrants up to the 19.99% Beneficial Ownership Limitation, and (ii) Suvretta will vote all of its shares of Common Stock owned on the record date for such votes in favor of (1) all of the Company’s director nominees for election to the Board at the Company’s annual meetings of stockholders to be held during the term of the Board Designation Agreement, and (2) the proposal seeking the Stockholder Approval pursuant to the Voting Commitment Agreement at any annual or special meeting of the Company where such proposal is presented.

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

Employees

As of April 12, 2024, we had 16 full-time employees, 6 of whom have a Ph.D., 4 have Masters Degrees, 2 have Biotechnology Certificates, and one has an M.D., for a total of 13 with post-graduate degrees. Of these full-time employees, 14 are engaged in research and development activities and 2 are engaged in finance, legal, human resources, facilities, and general management. None of our employees are represented by any labor union. As of April 12, 2024, 15 employees were located in the United States of America, and 1 employee was located in Australia.

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

August 2023 Capital Raise

On August 11, 2023 we closed an underwritten public offering in which we sold 875,949 shares of common stock, 15,126,226 pre-funded warrants to purchase 15,126,226 shares of common stock, and 16,002,175 common warrants to purchase up to 16,002,175 shares of common stock. The pre-funded warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. The common warrants were immediately exercisable at a price per share of common stock of $3.86 and expire on the fifth anniversary of such initial exercisable date. The combined purchase price for each share of common stock and accompanying common warrant was $1.93, which was allocated as $1.9299 per share of common stock and $0.0001 per common warrant. Each pre-funded warrant was sold together with one common warrant at a combined price of $1.9299, which was allocated as $1.9298 per pre-funded warrant and $0.0001 per common warrant. In addition, the Company granted the underwriter a 30-day option to purchase up to 2,331,606 additional shares of common stock and/or up to 2,331,606 additional common warrants. The underwriter partially exercised this option and purchased 458,134 additional shares of common stock and 458,134 additional common warrants. Net proceeds from the offering, including the impact of the underwriter’s partial exercise of its option and net of underwriting discounts, commissions, and other offering expenses, totaled $27.9 million.

The Company has outstanding Series 2 warrants (the “Series 2 Warrants”) which are currently exercisable into 1,733,503 shares of common stock after giving effect to the Reverse Stock Split and exercises as of March 31, 2024. The Series 2 Warrants contain an exercise price adjustment mechanism providing that certain issuances of common stock (or common stock equivalents) if made at a price lower than the existing exercise price of $11.22 of such Series 2 Warrants, would reset the exercise price to such lower price. As a result of the August 11, 2023 public offering, the exercise price of the Series 2 Warrants has been automatically reset as of the closing time of such public offering to $1.9299.

April 2024 Capital Raise

On April 18, 2024 we closed a private investment in public equity (PIPE) financing in which we sold 5,749,152 shares of common stock at a price per share of $4.80 and, in lieu of shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,584,239 shares of common stock at a price per pre-funded warrant of $4.7999, to certain accredited institutional investors. The pre-funded warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. Gross proceeds from the financing totaled $40.0 million. Net proceeds, net of commissions and other offering expenses, totaled approximately $ 37.2 million.

Results of Operations

Revenues

The Company has not generated any revenues from the sales of products. Revenues from licensing fees are included in the revenue from customers line item on our consolidated statements of operations and comprehensive loss. Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies. The Company did not recognize any revenue during the nine months ended March 31, 2024, and recognized $68 thousand during the nine months ended March 31, 2023.

Royalties and License Fees

Royalties and license fees consist primarily of payments we are required to remit for royalties and other payments related to in-licensed intellectual property. Under our in-license agreements, we may pay up-front fees and milestone payments and be subject to future royalties. We cannot precisely predict the amount, if any, of royalties we will owe in the future, and if our calculations of royalty payments are incorrect, we may owe additional royalties, which could negatively affect our results of operations. As our product sales increase, we may, from time to time, disagree with our third-party collaborators as to the appropriate royalties owed, and the resolution of such disputes may be costly, may consume management’s time, and may damage our relationship with our collaborators. Furthermore, we may enter into additional license agreements in the future, which may also include royalty, milestone, and other payments.

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

Operating Expenses

The following tables sets forth a summary of our expenses for each of the periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Operating Expenses:	(US$’000)
Royalties and License Fees	$(3)	$—	$(108)	$—
Research and development	2,566	3,167	12,097	9,588
General and administrative	1,578	1,228	4,953	5,011

Total operating expenses	$4,141	$4,395	$16,942	$14,599

During the three months ended March 31, 2024 and March 31, 2023, we incurred royalties and license fees expenses of $(3) thousand and zero, respectively. The credits to expense during the three and nine months ended March 31, 2024 relate to the reversal of accruals for license fees no longer due.

During the three and nine months ended March 31, 2024, respectively, we incurred $2.6 million and $12.1 million in research and development expenses, respectively, as compared to $3.2 million and $9.6 million for the comparable periods ended March 31, 2023. The year-over-year increase for the nine-month period ended March 31, 2024 relates to the ongoing clinical development of BB-301 for the treatment of OPMD. The year-over-year decrease for the three-month period ended March 31, 2024 reflects a slow-down in contract manufacturing activity and the timing of payments for the OPMD Natural History and Dosing study.

General and administrative expenses totaled $1.6 million and $5.0 million for the three and nine months ended March 31, 2024, compared to $1.2 million and $5.0 million for the comparable periods ended March 31, 2023. The year-over-year decrease for the nine-month periods ended March 31, 2024 relates primarily to lower legal fees ($304 thousand); partially offset by higher audit/tax fees ($111 thousand) and filing fees ($67 thousand). The higher audit/tax fees relate to the completion of an Internal Revenue Code Section 382 analysis. Increased legal fees relate to the filing of the S-3 Registration Statement in February 2024, and higher filing fees reflect increased franchise taxes. The increase for three months ended March 31, 2024 relates primarily to higher filing, legal, and audit/tax fees ($122 thousand, $92 thousand, and $61 thousand, respectively). Specifically, the higher audit/tax fees relate to the completion of the IRC Section 382 analysis. Increased legal fees relate to the filing of the S-3 Registration Statement on February 23, 2024, and higher filing fees reflect the franchise tax increase for Benitec Inc.

Other Income (Expense)

The following tables sets forth a summary of our other income (loss) for each of the periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Other Income (Loss):	(US$’000)
Foreign currency transaction loss	$(118)	$(45)	$(22)	$(391)
Interest expense, net	(4)	(7)	(16)	(25)
Other income (expense), net	(16)	—	(50)	50
Unrealized loss on investment	—	(4)	(1)	(4)

Total other income (loss), net	$(138)	$(56)	$(89)	$(370)

Other income (loss), net during the three and nine months ended March 31, 2024, which consists of foreign currency transaction gain (loss), interest expense, other income (expense), and unrealized loss on investment, totaled $(138) thousand and $(89) thousand, respectively. During the three and nine months ended March 31, 2023, respectively, other income (loss) totaled $(56) thousand and $(370) thousand. Foreign currency transaction gains and losses reflect changes in foreign exchange rates. Other income recognized during the nine months ended March 31, 2023 relates to recognition of a tax penalty refund receivable. Other expense for the nine months ended March 31, 2024 relates to state franchise taxes. Unrealized loss on investment decreased for both the three months and nine months ended March 31, 2024.

Liquidity and Capital Resources

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $185 million as of March 31, 2024. We expect that our research and development expenses will increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States.

We had no borrowings as of March 31, 2024 and do not currently have a credit facility.

As of March 31, 2024, we had cash and cash equivalents of approximately $14.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Nine Months Ended March 31,
	2024	2023
Net cash provided by (used in):	(US$’000)
Operating activities	$(16,110)	$(13,917)
Investing activities	(179)	—
Financing activities	27,958	16,015
Effects of exchange rate changes on cash and cash equivalents	(3)	391

Net increase in cash, cash equivalents, and restricted cash	$11,666	$2,489

Operating activities

Net cash used in operating activities for the nine-month periods ended March 31, 2024 and 2023 was $16.1 million and $13.9 million, respectively. Net cash used in operating activities was primarily the result of our net loss, partially offset by non-cash expenses and changes in working capital.

Investing activities

Net cash used in investing activities for the nine-month periods ended March 31, 2024 and 2023 was $179 thousand and zero, respectively. Net cash used in investing activities relates to purchases of laboratory equipment.

Financing activities

Net cash provided by financing activities was $28.0 million and $16.0 for the nine months ended March 31, 2024 and 2023, respectively. Cash from financing activities for the nine months ended March 31, 2024 relates to the issuance and exercise of common stock, pre-funded warrants, and common warrants, with gross proceeds of $30.9 million, partially offset by $3.0 million in share issuance costs. Cash from financing activities for the nine months ended March 31, 2023 was related to the issuance of common stock, pre-funded warrants, and Series 2 warrants, including $17.9 million in gross proceeds from the September 2022 Capital Raise, partially offset by $1.9 million in share issuance costs.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its disclosures within the consolidated financial statements.

3. Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2024, and 2023, the Company incurred net losses of $17.0 million and $14.9 million, respectively, and used cash in operations of $16.1 million and $13.9 million, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on

Form 10-K

for the fiscal year ended June 30, 2023, other than the following:
The exercise of Warrants to purchase our Common Stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. Such dilution will increase if more of our shares are redeemed.
As of May 6
th
, 2024, we had outstanding

(i) Pre-Funded

Warrants to purchase an aggregate of 17,703,340 shares of our Common Stock and (ii) Ordinary Warrants to purchase an aggregate of 17,630,135 shares of our Common Stock. The likelihood that those Warrants will be exercised increases if the trading price of shares of our stock exceeds the exercise price of the Warrants (or the purchase price of the Warrants). To the extent the Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of our stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of shares of Common Stock issued upon the exercise of Warrants in the public market or the potential that such Warrants may be exercised could also adversely affect the market price of our Common Stock.
A number of our stockholders hold significant amounts of our Common Stock and unexercised Warrants to acquire Common Stock, and therefore could exert significant influence over us.
While our stockholder base and relative holdings may change over time, a number of institutional investors and similar stockholders currently hold significant ownership positions in our outstanding Common Stock and outstanding Warrants to acquire Common Stock. In addition, in connection with the April 2024 private placement, we entered into the Board Designation Agreement with Suvretta Capital pursuant to which the Company agreed to consider for appointment and appoint Kishen Mehta or an alternative candidate proposed by Suvretta Capital to the Board. If such a candidate is appointed to the Board, Suvretta Capital will be able to exert influence not only as a significant stockholder but also through such appointee.
The interests of these significant shareholders might not always coincide with the interests of other stockholders, and any influence exerted over our business and affairs by these significant stockholders directly or through an appointee to the Board might not always coincide with the wishes of other stockholders. In addition, the control and influence held by these significant stockholders might have the effect of delaying, deferring, or preventing a transaction or change in control of us, which might involve a premium price for shares of our Common Stock, or which otherwise could have been in your best interests as a stockholder.
Sales of a substantial amount of the Common Stock in the public markets may cause the market price of the Common Stock to decline.
In connection with a private investment in public equity (PIPE) financing which closed on April 18, 2024 (the “April 2024 private placement”), we agreed to register for re-sale

5,749,152 shares of common stock and

pre-funded

warrants to purchase up to an aggregate of 2,584,239 shares of common stock issued in the private placement together with any shares of Common Stock held by each purchaser as of the filing date that could not otherwise be sold without being subject to the volume limitations contained in Rule 144(e), including any shares of Common Stock then issued or issuable upon exercise of any warrants to purchase Common Stock (without regard to any exercise limitations therein). Such number of shares of Common Stock to be registered is significantly higher than the amount of shares outstanding prior to, and following, the April 2024 private placement. Sales of those shares, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. The sale or possibility of sale of these shares could have the effect of increasing the volatility in the price of our Common Stock or the market price of our Common Stock could decline if the holders of currently restricted shares of Common Stock sell them or are perceived by the market as intending to sell them. Moreover, the sale of shares issued in the April 2024 private placement, any announcement or other public disclosure regarding such sales should they occur, the perceived risk of such sales, the dilution that would result from such sales should they occur and the resulting downward pressure on our share price as a result of the foregoing could encourage investors to engage in short sales of our Common Stock. By increasing the number of shares of Common Stock offered for sale as a result of the resale registration statement we are filing and expect to file, material amounts of short selling could further contribute to progressive price declines in our Common Stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
During the quarter ended March 31, 2024, none of our directors or officers adopted, modified, or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement” as such terms are defined under Item 408 of Regulation
S-K.

Item 6.	Exhibits.

Number	Description of Document

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 19, 2024 (File. No. 001-39267))

10.1	Securities Purchase Agreement, dated April 17, 2024, by and among Benitec Biopharma Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 19, 2024 (File. No. 001-39267))

10.2	Registration Rights Agreement, dated April 22, 2024, by and between Benitec Biopharma Inc. and each of the purchasers signatory thereto*

10.3	Form of Voting Commitment Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 19, 2024 (File. No. 001-39267))

10.4	Board Designation Agreement, dated April 22, 2024, by and between Benitec Biopharma Inc. and Suvretta Capital Management, LLC*

31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Benitec Biopharma Inc.

Dated: May 13, 2024	/s/ Jerel Banks
Jerel Banks
Executive Chairman and Chief Executive Officer
(principal executive officer)

/s/ Megan Boston
Megan Boston
Executive Director (principal financial and accounting officer)