Form 10-K
period 2024-06-30
Benitec Biopharma Inc.
filed 2024-09-26
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common equity held by non-affiliates, based upon the closing price of the Registrant’s securities on the Nasdaq Capital Market of $3.23 on December 31, 2023 was approximately $8,373,562.
There were 10,555,728 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding on September 1
7
, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement (“Proxy Statement”) to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the Registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10 K. Such Proxy Statement will be filed with the SEC not later than 120 days following the end of the Registrant’s fiscal year ended June 30, 2024.

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

All references to “$” in this Annual Report refer to U.S. dollars. Any references to “A$” in this Annual Report mean Australian dollars. As of June 30, 2024, the rate of exchange of U.S. dollars to Australian dollars was 1.4993 AUD.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These risks, uncertainties and factors include:

•	the success of our plans to develop and potentially commercialize our product candidates;

•	the timing of the completion of preclinical studies and clinical trials;

•	the timing and sufficiency of patient enrollment and dosing in any future clinical trials;

•	the timing of the availability of data from our clinical trials;

•	the timing and outcome of regulatory filings and approvals;

•	the development of novel AAV vectors;

•	our potential future out-licenses and collaborations;

•	the plans of licensees of our technology;

•	the clinical utility and potential attributes and benefits of ddRNAi and our product candidates, including the potential duration of treatment effects and the potential for a “one shot” cure;

•	our intellectual property position and the duration of our patent portfolio;

•

expenses, ongoing losses, future revenue, capital needs and needs for additional financing, and our ability to access additional financing given market conditions and other factors, including our capital structure;

•	the length of time over which we expect our cash and cash equivalents to be sufficient to execute on our business plan;

•	unanticipated delays;

•	further research and development and the results of clinical trials possibly being unsuccessful or insufficient to meet applicable regulatory standards or warrant continued development;

•	the ability to enroll sufficient numbers of subjects in clinical trials;

•	determinations made by the U.S. Food and Drug Administration and other governmental authorities;

•	regulatory developments in the United States of America;

•	our ability to protect and enforce our patents and other intellectual property rights;

•	our dependence on our relationships with our collaboration partners and other third parties;

•	the efficacy or safety of our products and the products of our collaboration partners;

•	the acceptance of our products and the products of our collaboration partners in the marketplace and market competition;

•	sales, marketing, manufacturing and distribution requirements;

•	greater than expected expenses, expenses relating to litigation or strategic activities;

•	the impact of, and our ability to remediate, the identified material weakness in our internal controls over financial reporting;

•	our ability to satisfy our capital needs through increasing revenue and obtaining additional financing; and

•	the impact of local, regional and national and international economic conditions and events;

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

•

The capabilities to drive the development of a pipeline of programs focused on chronic diseases with either large patient populations, or rare diseases, which may potentially support the receipt of Orphan Drug Designation, including OPMD; and

•

A growing portfolio of patents protecting improvements to our ddRNAi, and silence and replace, technology and product candidates through at least 2044, with potential to extend this patent term beyond 2044 in jurisdictions with patent term extension provisions for pharmaceuticals.

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

Our Pipeline

The following table sets forth our current product candidate and the development status:

Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy

We are developing BB-301 for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD) with moderate dysphagia. The Investigational New Drug (IND) application for BB-301 was approved to proceed by the U.S. Food and Drug Administration in June 2023. The first study subject was safely dosed in the BB-301 Phase 1b/2a clinical trial (NCT06185673) in November 2023, and the second study subject was safely dosed in February 2024. BB-301 is the lead investigational agent under development by Benitec, and the key attributes of BB-301 are outlined in Figure 3.

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

Figure 4

BB-301 Design and Mechanism of Action

BB-301 *
AAV9-PL
ITR
Muscle Specific Promoter
coPABPN1
shmiR-17
shmiR-13
ITR
Replace
Silence
coPABPN1 is insensitive to shRNA
Restoration of functional PABPN1
G S G P G R R R H L V P G A G G E
Wild type Sequence
ggctccgggccgggcggcggcgccatcttgtgcccgggccggtggggag
Codon Optimized Sequence
ggcAGcggCccTggCAgAcggcgGcatctGgtCccTggCgccggAggggag
G S G P G R R R H L V P G A G G E

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

In subsequent studies undertaken exclusively by Benitec, a second set of target regions within PABPN1 were identified for therapeutic development and shmiRs were designed against these regions. Additional shmiRs have also been designed for the original shRNA developed in collaboration with Royal Holloway University of London and the Institut de Myologie. The ‘silence and replace’ construct, designated BB-301, incorporates the two best performing shmiRs, and the gene expression construct that produces a siRNA-resistant version of the wild type PABPN1 gene, under the control of a muscle-specific promoter. The mechanism of action of BB-301 is shown in Figure 5.

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

In subsequent studies, Benitec demonstrated in a key nonclinical model (the A17 mouse model) that a single intramuscular injection of BB-301 results in robust intracellular silencing of PABPN1 protein production and concomitant expression of the normal, biologically functional PABPN1 protein. In the A17 mouse model, the treatment restores muscle strength and muscle weight to wild type levels and improves other physiological hallmarks of the disease (Figure 6a, Figure 6b, Figure 6c, Figure 6d):

•

Multiple A17 animal cohorts received single doses of BB-301 (over a range of doses spanning 4x108 vg/muscle-to-7.5x1011 vg/muscle) and, following BB-301 administration, each cohort was observed for 14-weeks

•

BB-301 was injected into the Tibialis Anterior (TA) muscle of 10 week old-to-12 week old animals and, 14-weeks post administration, each A17 cohort was anesthetized and the contractile properties of the injected TA muscles were analyzed via in-situ muscle electrophysiology

•

Intermediate doses of BB-301 resulted in 75% silencing of PABPN1 and 26% replacement of wild type PABPN1 activity, leading to full restoration of muscle strength, clearance of INIs, and a reduction of fibrosis

•

An additional experiment conducted over the course of 20-weeks demonstrated that more modest doses of BB-301 (which supported only partial resolution of the disease phenotype at week-14) were, surprisingly, able to facilitate significant benefit at 20-weeks, as evidenced by restoration of parameters relating to muscle strength

Figure 6a. Dose-Dependent shRNA Expression

Total siRNA copies/ 50 ng input RNA
1.0E+07
1.0E+06
1.0E+05
1.0E+04
1.0E+03
1.0E+02
siRNA13
siRNA17
~2,400,000 siRNA13
~1,700,000 siRNA17
~650,000 siRNA13
~530,000 siRNA17
~25,000 siRNA13
~22,000 siRNA17
~17,000 siRNA13
~14,000 siRNA17
~2,600 siRNA13
~2,400 siRNA17
Saline Control A17
Group AVG
7.50E+11 vg/muscle
Group AVG
2.50E+11 vg/muscle
Group AVG
5.00E+10 vg/muscle
Group AVG
1.00E+10 vg/muscle
Group AVG
2.00E+09 vg/muscle
Group AVG
4.00E+08 vg/muscle
Group AVG

Figure 6b. Dose-Dependent PABPN1 Inhibition and Transgene Expression

100
80
60
40
20
0
Percent Inhibition
Saline Control A17
Group AVG
7.50E+11 vg/muscle
Group AVG
2.50E+11 vg/muscle
Group AVG
5.00E+10 vg/muscle
Group AVG
1.00E+10 vg/muscle
Group AVG
2.00E+09 vg/muscle
Group AVG
4.00E+08 vg/muscle
Group AVG

Relative Expression
120%
100%
80%
60%
40%
20%
0%
Saline Control A17
Group AVG
7,50E+11 vg/muscle
Group AVG
2,50E+11 vg/muscle
Group AVG
5,00E+10 vg/muscle
Group AVG
1,00E+10 vg/muscle
Group AVG
2,00E+09 vg/muscle
Group AVG
4,00E+08 vg/muscle
Group AVG

Figure 6c. Dose-Dependent Decreases in Intranuclear Inclusions

ns
ns
ns
ns
***
***
***
***
***
***
% nuclei containing INI
50
40
30
20
10
0
A17 (Tg) saline
FvB (wt) saline
7.5E+11 vg/muscle
2.5E+11 vg/muscle
5.0E+10 vg/muscle
1.0E+10 vg/muscle
2.0E+09 vg/muscle
4.0E+08 vg/muscle

Figure 6d. Dose-Dependent Increases in Muscle Force

A
Freq max 150
ns
ns
ns
*
***
**
***
Force (mN)
1750
1500
1250
1000
750
500
250
0
A17 (Tg) saline
FvB (wt) saline
7.5E+11 vg/muscle
2.5E+11 vg/muscle
5.0E+10 vg/muscle
1.0E+10 vg/muscle
2.0E+09 vg/muscle
4.0E+08 vg/muscle
B
Force (mN)
Frequency (Hz)
FvB (wt) saline
A17 (Tg) saline
7.5E+11
2.5E+11
5.0E+10
1.0E+10
2.0E+09
4.0E+08

Restoration of muscle strength was assessed by muscle contractility measurements in response to a series of induced impulses that ranged from 10 to 180 Hz

Subsequent Development Activities for BB-301

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

The key results are summarized here:

Figure 7. Pharyngeal Muscle Tissue Transduction Levels for BB-301

Regarding Gene Expression Levels Observed for BB-301 Within the Pharyngeal Muscle Tissues (Figure 8, Figure 9):

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

Figure 8. siRNA13 Expression Levels for BB-301 within Pharyngeal Muscle Tissues and siRNA17 Expression Levels for BB-301 within Pharyngeal Muscle Tissues

Figure 9. coPABPN1 Expression Levels for BB-301 within Pharyngeal Muscle Tissues

Regarding Wild Type PABPN1 Silencing (i.e. target “knock-down”) Observed for BB-301 Within the Pharyngeal Muscle Tissues (Figure 10):

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

Figure 10. PABPN1 Silencing (i.e., “target knock-down”) within Pharyngeal Muscle Tissues

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

Following the implementation of these methodological modifications, Benitec demonstrated a 248-fold improvement (+24,650%) in BB-301 transduction of the HP muscle and a 111-fold improvement (+11,027%) in BB-301 transduction of the TP muscle relative to the levels of BB-301 transduction observed by the previous BB-301 licensee (Figure 11).

Figure 11. Impact of Benitec-Initiated Methodological Improvements on the Relative Pharyngeal Muscle Tissue Transduction Levels Achieved for BB-301

Following the disclosure of the positive interim BB-301 Pilot Dosing Study results, Benitec completed pre-CTA and pre-IND meetings with regulatory agencies in France, Canada, and the United States.

Summary of the Key Regulatory Interactions:

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

•

Phase 1b/2a Treatment Evaluation: 52-weeks of post-dosing follow-up for conclusive evaluation of the primary and secondary endpoints of the BB-301 Phase 1b/2a treatment study (NCT06185673), with interim safety and efficacy results expected to be available at the end of each 180-day period following the administration of BB-301.

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

On July 15, 2024 Benitec reported positive interim clinical trial data for the first study subject dosed with BB-301 (i.e., “Subject 1”) in the BB-301 Phase 1b/2a Treatment Study (NCT06185673):

Previously Announced 90-Day Post-Dose Interim Clinical Study Results

At the 90-day post-dose assessment following the administration of the low-dose of BB-301, Subject 1 demonstrated improvements in key VFSS assessments which correlated with the observation of similar levels of improvement in the Sydney Swallow Questionnaire (SSQ) as compared to the pre-dose average values recorded for Subject 1 during the OPMD Natural History Study, indicating an improvement in swallowing function as reported by Subject 1.

Newly Reported 180-Day Post-Dose Interim Clinical Study Results

The post-dose average values for Total Pharyngeal Residue (TPR), which represents the total amount of solid food or liquid material remaining in the pharynx after the completion of the first swallow of the bolus, remained meaningfully reduced (i.e., smaller amounts of solid food and liquid material remained in the pharynx after the completion of the first swallow) at the 180-day post-dose assessment following the administration of the low dose of gene therapy BB-301 as compared to the pre-dose average values recorded for Subject 1 during the OPMD Natural History Study.

Critically, for three of the four food types evaluated during the radiographic swallowing study assessments for Subject 1, the post-dose average TPR values were lower at the 180-day post-dose assessments than at any point during the 9-month pre-dose observation period comprising the OPMD Natural History Study, with the post-dose average TPR value for the fourth food type being similar to the lowest TPR value observed at any point during the 9-month pre-dose observation period of the OPMD Natural History Study.

The Total Score recorded for the Subject-Reported SSQ also demonstrated continued reductions in the Subject’s dysphagic symptoms (i.e., improvements in the Subject’s ability to swallow) at the 180-day post-dose timepoint, with the Total SSQ Score continuing to decline and remaining meaningfully reduced as compared to the pre-dose average value recorded for Subject 1 during the OPMD Natural History Study, indicating a greater improvement in swallowing function as reported by Subject 1.

Importantly, similar to the results observed for the VFSS assessments of TPR, the post-dose average Total SSQ Score was lower at the 180-day post-dose timepoint than at any point during the 9-month pre-dose assessment period of the OPMD Natural History Study.

Key Opinion Leaders (KOLs) participating in the recent BB-301 Research and Development Day webcast (April 2024) highlighted VFSS assessments of TPR and the Subject-Reported Outcome SSQ Total Score as the central markers of value for the long-term evaluation of clinically meaningful improvement in subjects diagnosed with OPMD.

Closing of Private Placement and Entry into Board Designation Letter.

On April 22, 2024 we closed a private investment in public equity (PIPE) financing (the “April 2024 private placement”) in which we sold 5,749,152 shares of common stock at a price per share of $4.80 and, in lieu of shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,584,239 shares of common stock at a price per pre-funded warrant of $4.7999, to certain institutional accredited investors. The pre-funded warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. Gross proceeds from the financing totaled $40.0 million. Net proceeds, net of commissions and other offering expenses, totaled approximately $ 37.1 million.

In connection with the April 2024 private placement, we entered into a Voting Commitment Agreement with the purchasers in the private placement (the “Voting Commitment Agreement”). Pursuant to the Voting Commitment Agreement, the Company was obligated to use its reasonable best efforts to obtain stockholder approval of the exercise of the Pre-Funded Warrants issued in the private placement and the warrants issued in the Company’s underwritten public offerings on September 15, 2022 and August 11, 2023 (the “Existing Warrants,” and together with the Pre-Funded Warrants, the “Warrants”) in accordance with the rules of the Nasdaq Stock Market which otherwise would be subject to the Beneficial Ownership Limitation (the “Stockholder Approval”). The Company obtained the Stockholder Approval by the Company’s stockholders at the Company’s Special Meeting of Stockholders held August 29, 2024. As a result of the Stockholder Approval, holders of the Existing Warrants can waive the 19.99% beneficial ownership limitation that would otherwise be applicable to such holder. On or about September 26, 2024, Suvretta Capital Management, LLC (“Suvretta”) waived the limitation but is now subject to a 49.9% beneficial ownership limitation.

We also entered into a Board Designation Side Letter (the “Board Designation Agreement”) with Suvretta Capital at the closing of the private placement. Pursuant to the Board Designation Agreement, the Company agreed to consider for appointment and appoint Kishen Mehta to the Company’s Board of Directors (the “Board”) upon consummation of the transactions contemplated by the Securities Purchase Agreement, and in such board class as determined by the Company prior to his appointment. Mr. Mehta was appointed to the Board as a Class I director on June 26, 2024. Pursuant to the Board Designation Agreement, Suvretta agreed that (1) in connection with the closing of the Private Placement, (i) the Company and Suvretta will take such action as may be required to permit Suvretta to exercise its Warrants up to the 19.99% Beneficial Ownership Limitation, and (ii) Suvretta would vote all of its shares of Common Stock owned on the record date for such votes in favor of (1) all of the Company’s director nominees for election to the Board at the Company’s annual meetings of stockholders to be held during the term of the Board Designation Agreement, and (2) the proposal seeking the Stockholder Approval pursuant to the Voting Commitment Agreement at any annual or special meeting of the Company where such proposal is presented, if permitted by applicable law or regulations.

Intellectual Property

Benitec seeks to actively procure rights to and protect the intellectual property and proprietary technology that it believes is important to its business. Such intellectual property rights include, but are not limited to, patents claiming our proprietary ddRNAi and silence and replace technologies, and specific product candidates employing those technologies, as well as know-how and trade secrets related to our product candidates and proprietary technology.

ddRNAi-based treatment for OPMD

Benitec’s patent portfolio for OPMD includes five active patent families relating to shRNA and shmiRs targeting PABPN1 (the causative gene for OPMD), ‘silence and replace’ therapeutics and treatment strategies for OPMD, as well as interoperative delivery methods and delivery devices for use in such treatment strategies . These five families cover the OPMD therapeutic candidate, BB-301, under development at Benitec, treatment strategies for OPMD that silence PABPN1 which is causative for OPMD and replace with functional PABPN1, Benitec’s AAV patent family which covers the delivery system for BB-301, and the proprietary injection needle, pre-filled multi-injection device and interoperative method which enable delivery of BB-301 to the pharyngeal muscle of OPMD patients. BB-301 is a ‘silence and replace’ construct encoding two shmiRs targeting the endogenous PABPN1 (including variants causative of OPMD) internally designated shmiR-13 and shmiR-17, as well as a codon-optimized PABPN1 replacement construct, the transcript of which is not targeted by shmiR-13 and shmiR-17. Both shmiRs and the codon-optimized PABPN1 replacement construct are under the control of a muscle-specific promoter and packaged within a AAV9 vector with a modified capsid protein. BB-301 is administered to the pharyngeal muscle via an interoperative method and using a proprietary injection needle design for optimized delivery. Multi-injection delivery devices fitted with the proprietary injection needle and pre-filled with appropriate dosage volumes of BB-301 have been developed for delivery of BB-301 to the pharyngeal muscle of affected subject via the intraoperative method.

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

The second patent family, entitled “Reagents for treatment of oculopharyngeal muscular dystrophy (OPMD) and use thereof (OPMD family #2)” relates to a second set of target regions within PABPN1, as well as the ‘silence and replace’ construct BB-301 under development at Benitec. The PCT application and the related U.S. priority document were filed solely in the name of Benitec, and this family entered the national/regional phase in June/July 2019. This patent family is directed to RNAi agents targeting specific regions within mutant PABPN1 variants causative of OPMD, as well as ‘silence and replace’ constructs and use of same for treatment of OPMD. More specifically, this family includes claims covering shmiR13 and shmiR17 of BB-301 separately and in combination, as well as the full BB-301 ‘silence and replacement’ construct.

A third patent family, entitled “Methods for Treating Oculopharyngeal Muscular Dystrophy (OPMD) (OPMD family #3)” was filed by Benitec’s former licensee, Axovant Therapeutics, on Benitec’s behalf to pursue claims which are broadly directed to the ‘silence and replace’ treatment concept for OPMD, relying on RNAi agents to knockdown PABPN1 and replacement with functional PABPN1 which is not targeted by the RNAi agents. The claims in this application are not limited to the regions targeted by BB-301. The PCT application and the related U.S. priority document were filed solely in the name of Benitec, and this family entered the national/regional phase in April/May 2021. Whilst a number of patent applications remain pending, OPMD family #3 has been passively abandoned in line with Benitec’s evolving IP strategy for the OPMD program. As such, OPMD family #3 is no longer considered an active patent family for the OPMD program.

A fourth patent family, entitled “Methods for Treating Oculopharyngeal Muscular Dystrophy (OPMD) (OPMD family #4)” has been filed to specifically claim the OPMD therapeutic candidate developed by Benitec, BB-301, encompassing the ‘silence and replace’ construct (described herein) packaged with Benitec’s proprietary AAV9 vector having a modified phospholipase (PLA2) domain within its capsid (See following section). This PCT application and the related U.S. priority document were filed solely in the name of Benitec, and this family entered the national/regional phase in August/September 2022.

A fifth patent family, entitled “Device and methods for administering a therapeutic composition to the pharyngeal muscle (OPMD family #5)” has been filed to capture (i) the interoperative delivery method developed by Benitec for administration of BB-301 to the pharyngeal muscle, (ii) the proprietary needle developed by Benitec for use in the interoperative delivery method, (iii) multi-injection devices fitted with Benitec’s proprietary needle and pre-filled with BB-301, and (iv) sets of the multi-injection devices suitable for treatment of a single patient. This patent family includes supporting preliminary clinical data generated for the first two patients participating in the Phase 2a clinical trial (the results of which are described herein). This patent family proceed as a PCT application, and both the PCT application and the related U.S. priority document were filed solely in the name of Benitec.

AAV with modified phospholipase domain

The Benitec patent portfolio includes a single patent family, entitled “Adeno-associated virus (AAV) with modified phospholipase domain,” which relates to an AAV having a modified phospholipase (PLA2) domain in the capsid. The modified AAV will be used as the delivery system for the OPMD therapeutic, BB-301. The PCT application and the related U.S. priority document were filed solely in the name of Benitec, and this family entered the national/regional phase in February/March 2021.

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

Laws and Regulations Regarding Patent Terms

The term of individual patents depends upon the legal terms of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional (or ‘complete’) patent application. In the United States, a patent term may be shortened if a patent is terminally disclaimed over another patent owned by the same assignee. A patent’s term may also be lengthened by a patent term adjustment (PTA), which compensates a patentee for administrative delays by the USPTO in granting a patent. However, calculation of PTA also takes into account delays by the patentee during patent prosecution, which may partially or completely offset any additional term accorded to account for delays by the USPTO. The patent term of a European patent is 20 years from its complete filing date, which, unlike in the United States, is not subject to patent term adjustments due to delays by the European Patent Office (EPO) or patentee during prosecution.

The term of a patent that covers an FDA-approved drug substance may also be eligible for patent term extension (PTE) as compensation for the portion of the patent term that the patentee is able to commercially exploit the patent due to the lengthy FDA regulatory review process which is required for marketing of the drug substance. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a PTE of up to five years beyond the expiration of the patent. The length of the PTE issued is related to the length of time the drug substance is under clinical testing and regulatory review during the term of the patent. However, PTE cannot extend the term of a patent beyond a total of 14 years from the date of marketing approval for the drug substance and only one patent applicable to an approved drug substance may be extended under PTE. Similar provisions are available in Europe and other jurisdictions to extend the term of a patent that covers an approved drug substance, although the eligibility requirements and criteria for calculating the duration of such extensions, vary. In the future, if and when our products receive FDA approval, and/or approval from an equivalent regulatory body in another jurisdiction in which patent protection is sought or obtained, we expect to apply for patent term extensions on patents covering those products.

Trademarks

Our trademarks include registrations for company branding and product names for our pipeline in development. The trademarks that we use in connection with our business include the following:

		Application or
Country or Territory	Trademark (program)	Registration number	Status
USA	BENITEC BIOPHARMA	86190065	Registered
USA	SILENCING GENES FOR LIFE	86488147	Registered
Australia	SILENCING GENES FOR LIFE BENITEC	1448041	Registered
Australia	BIOPHARMA	1448046	Registered
Australia	BENITEC—logo	1448052	Registered
Australia	Nervarna	1526478	Registered
Australia	TRIBETARNA	1526479	Registered
Australia	HEPBARNA	1526483	Registered
International Bureau (WIPO) – designating EU; UK and US	GIVING DISEASE THE SILENT TREATMENT	1389399	Registered
USA	BENITEC	86795296	Registered
USA	GIVING DISEASE THE SILENT TREATMENT	79226988	Registered
European Union	BENITEC	14680003	Registered
Australia	BENITEC	1728797	Registered
Australia	BENITEC	1103049	Registered
Australia	BENITEC	1103300	Registered
Australia	GIVING DISEASE THE SILENT TREATMENT	1851660	Registered
United Kingdom	BENITEC	3238275	Registered

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

Government Regulation

This increasingly competitive landscape may compromise the development of our product candidates. As a pharmaceutical and biological product company that wishes to conduct clinical trials and ultimately obtain marketing approval in the United States, we are subject to extensive regulation by the FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, the Public Health Service Act, or PHS Act, and their implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of our products. A failure to comply explicitly with any requirements during the product development, approval, or post-approval periods, may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an IRB, of a suspension on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

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

April 2024 Capital Raise

On April 22, 2024 we closed a private investment in public equity (PIPE) financing in which we sold 5,749,152 shares of common stock at a price per share of $4.80 and, in lieu of shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,584,239 shares of common stock at a price per pre-funded warrant of

$4.7999, to certain accredited institutional investors. The pre-funded warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. Gross proceeds from the financing totaled $40.0 million. Net proceeds, net of commissions and other offering expenses, totaled approximately $37.1 million.

Employees

As of June 30, 2024, we had 16 full-time employees, 6 of whom have a Ph.D.,4 have Masters Degrees and 2 have biotechnology Certificates, and 1 has an M.D., for a total of 13 with post-graduate degrees. Of these full-time employees, 14 are engaged in research and development activities and 2 are engaged in finance, legal, human resources, facilities and general management. None of our employees are represented by any labor union. As of June 30, 2024, 15 employees were located in the United States and 1 employee in Australia.

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

Available Information

Our telephone number is (510) 780-0819, and our Internet website is www.benitec.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.

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

As of June 30, 2024, we had accumulated losses of $190.3 million. We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we and our predecessor have financed our operations primarily through the issuance of equity securities, research and development grants from the Australian government and payments from our collaboration partners. We do not expect to generate any significant revenue for the foreseeable future, and we expect to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for product candidates. The amount of our future net losses is uncertain and will depend, in part, on the rate of our future expenditures. Our ability to continue operations will depend on, among other things, our ability to obtain funding through equity or debt financings, strategic collaborations or additional grants.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may compromise our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we incur indebtedness we may be required to agree to restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could compromise our ability to conduct our business. We could also seek financing through arrangements with collaborative partners at an earlier stage than would otherwise be desirable and we may be required to relinquish rights to some or all of our technologies or product candidates or otherwise agree to terms unfavorable to us.

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

•	patient referral practices of physicians; and

•	ability to monitor patients adequately during and after treatment.

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

•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or discontinue product development programs.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of foreign manufacturing facilities and products, postponed routine surveillance inspections of domestic manufacturing facilities and is conducting only teleconference meetings. Regulatory authorities in the United States and outside the United States may adopt similar restrictions or other policy measures in response to any future similar events. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are aware of multiple companies that are working in the field of RNAi therapeutics, including Alnylam, Arbutus, and Arrowhead. Some of our current product candidates, if approved, would compete with approved and currently marketed treatments.

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

From time to time, we may consider additional strategic transactions, such as collaborations, acquisitions, asset purchases or sales and out- or in- licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborators is significant, and the negotiation process is time- consuming and complex. Anew collaboration may be on terms that are not optimal for us and we may not be to maintain any new or existing collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator discontinues the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non- recurring or other charges, increase our expenditures, pose significant integration or implementation challenges or disrupt our management or business.

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

As of June 30, 2024, we had $50.9 million in cash and cash equivalents. We historically have invested substantially all of our available cash and cash equivalents in cash deposits meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, which would have a negative effect on our financial results. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

While our stockholder base and relative holdings may change over time, a number of institutional investors and similar stockholders currently hold significant ownership positions in our outstanding common stock and outstanding Warrants to acquire Common Stock. In addition, in connection with the April 2024 private placement, we entered into the Board Designation Agreement with Suvretta Capital pursuant to which the Company appointed Kishen Mehta to the Board.

The interests of these significant stockholders might not always coincide with the interests of other stockholders, and any influence exerted over our business and affairs by these significant stockholders directly or through an appointee to the Board might not always coincide with the wishes of other stockholders. In addition, the control and influence held by these significant stockholders might have the effect of delaying, deferring, or preventing a transaction or change in control of us, which might involve a premium price for shares of our Common Stock, or which otherwise could have been in your best interests as a stockholder

The market price and trading volume of our common stock may be volatile and may be affected by economic conditions beyond our control.

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

Some specific factors that could negatively affect the price of our common stock or result in fluctuations in its price and trading volume include:

•	results of our clinical trials;

•	regulatory actions;

•	actual or expected fluctuations in our operating results;

•	changes in market valuations of similar companies;

•	changes in our key personnel;

•	changes in financial estimates or recommendations by securities analysts;

•	strategic decisions by us or our competitors, such as acquisitions, collaborations, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments in the United States and other countries affecting us or our industry;

•	changes in trading volume of our common stock on Nasdaq;

•	sales of our common stock by us, our executive officers or our stockholders in the future; and

•	conditions in the financial markets or changes in general economic conditions.

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

Although our common stock is listed on Nasdaq, if an active public market in the United States for our common stock does not continue to develop, the market price and liquidity of our common stock may be adversely affected. The price of our common stock may decline, which means you may experience a decrease in the value of your shares of our common stock regardless of our operating performance or prospects. In the past, following periods of volatility in the market price of a company’s securities, stockholders often instituted securities class action litigation against that company. If we were involved in a class action suit, it could divert the attention of senior management and, if adversely determined, could cause us significant financial harm.

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

The report of our management for the fiscal year ended June 30, 2024 is included in Item 9A – Controls and Procedures of this Annual Report on Form 10-K. As further outlined in that report, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2024, due to a material weakness in our internal controls resulting from our accounting personnel not being able to process and account for complex, non-routine transactions in accordance with GAAP. Such finding related to how the exercise price adjustment feature in the Company’s Series 2 warrant agreement was triggered by the Company’s August 11, 2023 public offering. Specifically, the exercise price of the Series 2 Warrants was reset as of that date from $11.22 to $1.9299. The adjustment to the exercise price of such warrants results, solely for accounting purposes, in a deemed dividend totaling $618,987. This amount was not recognized in the Company’s reported results for the quarter ended September 30, 2023, the three- and six-month periods ending December 31, 2023, and the three- and nine-month periods ending March 31, 2024. The impact of this adjustment to the exercise price will be accounted for as an increase in the Company’s accumulated deficit with an offsetting increase in Additional Paid-In Capital. In addition, the deemed dividend will be added to the Company’s net loss, increasing loss attributable to common stockholders for purposes of computing earnings per share (See Note 15 to the Notes to Consolidated Financial Statements titled “Updated quarterly results”). Management evaluated the adjustments and concluded that it was immaterial, both qualitatively and quantitatively.

Management concluded that we lack sufficient personnel and outside consultants with technical accounting expertise to process and account for complex and non-routine transactions. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the material weakness identified above, management has concluded that the particular transaction at issue was not material to the Company In order to remediate this matter, we plan to retain the assistance of additional accounting experts to assist in the accounting and reporting of complex, non-routine transactions.

Such remedial measures will take time to implement and test and there can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, investors may lose confidence in our operating results, the price of our common stock could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, our common stock may not be able to remain listed on Nasdaq.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintain an information security program designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data including intellectual property, clinical trial participant and patient-related data, and confidential information that is proprietary, strategic or competitive in nature. We believe our information security program is appropriate for a company of our size and stage of development, taking into account our operations and risks.

Our cybersecurity policies and processes include:

•

Mechanisms, controls, and technologies designed to prevent or mitigate system intrusion or data loss, theft, misuse, or other security incidents or vulnerabilities and maintain a stable and secure information technology environment.

•	Information security policies, network and device security, encryption standards, risk management, as well as security tools such as malware protection and secure authentication tools.

•

We conduct ongoing monitoring of critical systems for any compromised or potentially compromised accounts, and conduct regular trainings for our employees and senior management on cyber and information security.

Governance

The Audit Committee of our Board of Directors oversees and reviews the Company’s cybersecurity risks and the steps management has taken to protect against threats to the Company’s information systems and security. The senior leadership team, including our Executive Director and Chief Executive Officer, provides periodic reports to our Board and the Audit Committee, as applicable.

To date, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on Nasdaq under the symbol “BNTC.” On September 19, 2024, the closing sale price of our common stock as reported on Nasdaq was $8.36 per share.

Holders

As of September 10, 2024, we had approximately 1,416 record holders of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Recent Sales of Unregistered Securities

On April 22, 2024 we closed a private investment in public equity (PIPE) financing in which we sold 5,749,152 shares of common stock at a price per share of $4.80 and, in lieu of shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,584,239 shares of common stock at a price per pre-funded warrant of $4.7999, to certain accredited institutional investors. The pre-funded warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. Gross proceeds from the financing totaled $40.0 million. Net proceeds, net of commissions and other offering expenses, totaled approximately $37.1 million. The sales of securities in the financing were exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Regulation D thereunder.

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

Available Information

Our telephone number is (510) 780-0819, and our Internet website is www.benitec.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein.

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

September 2022 Capital Raise

On September 15, 2022, the Company announced the closing of an underwritten public offering of common stock and common stock equivalents (the “September 2022 Capital Raise”). The Company received gross proceeds of approximately $17.9 million and net proceeds of approximately $16.0 million from the offering.

August 2023 Capital Raise

On August 11, 2023, the Company announced the closing of an underwritten public offering of common stock and common stock equivalents (the “August 2023 Capital Raise”). The Company received gross proceeds of approximately $30.9 million and net proceeds of approximately $27.9 million from the offering.

April 2024 Capital Raise

On April 22, 2024 we closed a private investment in public equity (PIPE) financing of common stock and common stock equivalents (the “April 2024 Capital Raise”). The Company received gross proceeds of approximately $40.0 million and net proceeds of approximately $37.1 million from the financing.

Results of Operations

Revenues from customers

In the fiscal year ended June 30, 2024, the Company generated funds primarily from capital raising activities. The Company has not generated any revenues from the sales of products. Revenues from licensing fees and interest income are included in the revenue from customers line item on our statements of operations and comprehensive income (loss). Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies.

The following table sets forth a summary of our revenues for each of the periods set forth below:

	Year Ended June 30,
	2024	2023
	(US$’000)
Revenues from customers	$—	$75
Total revenues	$—	$75

During the year ended June 30, 2024, the Company did not recognize any customer revenues, as compared to $75 thousand for the comparable year ended June 30, 2023. The decrease in revenues from customers is due to the decrease in licensing revenue in the current year.

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

We anticipate that our general and administrative expenses may increase as the Company focuses on the continued development of the clinical OPMD program. The Company also anticipates an increase in expenses relating to accounting, legal and regulatory-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and other costs associated with being a domestic public company.

Expenses

The following table sets forth a summary of our expenses for each of the periods set forth below:

	Year Ended June 30,
	2024	2023
	(US$’000)
Expenses:
Royalties and license fees	$(108)	$—
Research and development	15,609	12,774
General and administrative	6,989	6,382

Total expenses	$22,490	$19,156

During the years ended June 30, 2024 and June 30, 2023, we incurred royalties and license fees expenses of $(108) thousand and zero, respectively. The credit to expense during the year ended June 30, 2024 relates to the reversal of accruals for license fees no longer due.

During the year ended June 30, 2024, we incurred $15.6 million in research and development expenses, as compared to $12.8 million for the comparable year ended June 30, 2023. The increase in research and development expenses relates to the ongoing clinical development of BB-301 for the treatment of OPMD.

General and administrative expense totaled $7.0 million and $6.4 million for the years ended June 30, 2024 and 2023, respectively. The year-over-year increase relates primarily to higher stock-based compensation, bonuses paid during the second quarter, and travel expenses ($300 thousand, $25 thousand, and $157 thousand, respectively).

Other Income (Loss)

The following table sets forth a summary of our other income (loss) for each of the periods set forth below:

	Year Ended June 30,
	2024	2023
	(US$’000)
Other Loss:
Foreign currency transaction gain (loss)	$40	$(415)
Interest income (expense), net	904	(33)
Other expense, net	(204)	(30)
Unrealized loss on investment	(1)	(3)

Total other income (loss), net	$739	$(481)

The other income, net during the year ended June 30, 2024 totaled $739 thousand, which consists of foreign currency transaction gain, interest income, other expense, net, and unrealized loss on investment. During the year ended June 30, 2023, other loss, net, totaled $481 thousand. The foreign currency transaction gain for the year ended June 30, 2024, as compared to the loss for the year ended June 30, 2023, reflects a change in foreign exchange rates. Net interest income for the year ended June 30, 2024, in comparison to the loss reported for the year ended June 30, 2023, reflects the increase in the Company’s cash and cash equivalent balances. The increase in other expense relates to higher Delaware report filing fees ($160 thousand) and franchise taxes ($32 thousand), which are based on the Company’s stockholders’ equity. Unrealized loss on investment was due to lower fair market values of the Company’s investments.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the years ended June 30, 2024, and 2023, the Company incurred net losses of

$21.8 million and $19.6 million, and used net cash of $19.4 million and $18.0 million in operations, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995, except for the year ended June 30, 2019 where we had net income of $2.6 million and generated positive cash flows of $4.8 million from operating activities. The Company had accumulated losses of $190.3 million as of June 30, 2024. We expect that our research and development expenses may increase due to the continued development of the OPMD program.

We had no borrowings for the years ended June 30, 2024 and 2023 and do not currently have a credit facility.

As of June 30, 2024, we had cash and cash equivalents of $50.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Year Ended June 30,
	2024	2023
	(US$’000)
Net cash provided by (used in):
Operating activities	$(19,403)	$(18,012)
Investing activities	(179)	(1)
Financing activities	68,029	16,015
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(8)	412

Net increase (decrease) in cash, cash equivalents, and restricted cash	$48,439	$(1,586)

Operating activities

Net cash used in operating activities for the year ended June 30, 2024 was $19.4 million. Net cash used in operating activities for the year ended June 30, 2023 was $18.0 million. Net cash used in operating activities was primarily the result of our net loss, partially offset by share-based compensation expense, changes in working capital, and depreciation and amortization.

Investing activities

Net cash used in investing activities for the years ended June 30, 2024 and 2023 was $179 thousand and $1 thousand, respectively, and relates to purchases of laboratory equipment.

Financing activities

Net cash provided by financing activities was $68.0 million and $16.0 million for the years ended June 30, 2024 and 2023, respectively. For the year ended June 30, 2024, cash from financing activities related primarily to the issuance of common shares, pre-funded warrants, and common warrants; including $30.9 million and $40.0 million in gross proceeds from the August 2023 and April 2024 Capital Raises, respectively; partially offset by $3.0 million and $2.9 million, respectively, of related issuance costs.

The future of the Company as an operating business will depend on its ability to keep operating costs and budgeted amounts and obtain adequate financing. While we continue to progress discussions and advance opportunities to engage with pharmaceutical companies and continue to seek licensing partners for ddRNAi in disease areas that are not our focus, there can be no assurance as to whether we will enter into such arrangements or what the terms of any such arrangement could be. On April 22, 2024, the Company closed a private investment in public equity (PIPE) financing resulting in $37.1 million in net proceeds to the Company. We estimate that our cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months after the date that this Annual Report is filed.

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

Unless and until we establish significant revenues from licensing programs, strategic alliances or collaboration arrangements with pharmaceutical companies, or from product sales, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of product candidates and begin to prepare to commercialize any product that receives regulatory approval. We are subject to the risks inherent in the development of new gene therapy products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. On April 22, 2024, the Company announced the closing of a private investment in public equity (PIPE) financing. The Company received gross proceeds of approximately $40.0 million and net proceeds of approximately $37.1 million from the offering.

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

Recent Accounting Pronouncements

Accounting Standards recently adopted

ASU 2016-13—In June 2016, the FASB issued ASU No. 2016-13: “Financial Instruments-Credit Losses (Topic 326)”. This ASU represents a significant change in the accounting for credit losses model by requiring immediate recognition of management’s estimates of current expected credit losses (CECL). Under the prior model, losses were recognized only as they were incurred. The Company adopted this ASU effective July 1, 2023 and determined that its impact on the accompanying consolidated financial statements is immaterial.

Recently Issued Accounting Standards not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740)—Improvements to Income Tax Disclosures”, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This guidance is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of the ASU on its income tax disclosures within the consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its disclosures within the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and not required to provide this information.

Item 8. Financial Statements and Supplementary Data.
BENITEC BIOPHARMA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Benitec Biopharma Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Benitec Biopharma Inc. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for the years ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
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

•
Comparing the Company’s estimate of costs incurred as of
year-end
to a selection of cash disbursements and third-party invoices received after year-end
but prior to the issuance of the Company’s financial statements to assess the completeness of the accruals.

/s/ Baker Tilly US, LLP
We have served as the Company’s auditor since 2020.
San Jose, California
September 26, 2024

BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	June 30, 2024	June 30, 2023
Assets
Current assets:
Cash at bank	$50,866	$2,477
Restricted cash	63	13
Trade and other receivables	229	55
Prepaid and other assets	516	1,184

Total current assets	51,674	3,729
Property and equipment, net	179	87
Deposits	25	25
Prepaid and other assets	62	97
Right-of-use assets	270	526

Total assets	$52,210	$4,464

Liabilities and Stockholders’ Equity
Current liabilities:
Trade and other payables	$4,165	$3,231
Accrued employee benefits	475	472
Lease liabilities, current portion	284	275

Total current liabilities	4,924	3,978
Non-current accrued employee benefits	38
Lease liabilities, less current portion	—	284

Total liabilities	4,962	4,262
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value—160,000,000 shares authorized; 10,086,119 and 1,671,485 shares issued and outstanding at June 30, 2024 and 2023, respectively	1	—
Additional paid-in capital	238,398	168,921
Accumulated deficit	(190,259)	(167,889)
Accumulated other comprehensive loss	(892)	(830)

Total stockholders’ equity	47,248	202

Total liabilities and stockholders’ equity	$52,210	$4,464

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended June 30,
	2024	2023
Revenue:
Revenues from customers	$—	$75

Operating expenses
Royalties and license fees	(108)	—
Research and development	15,609	12,774
General and administrative	6,989	6,382

Total operating expenses	22,490	19,156

Loss from operations	(22,490)	(19,081)
Other income (loss):
Foreign currency transaction gain (loss)	40	(415)
Interest income (expense), net	904	(33)
Other expense, net	(204)	(30)
Unrealized loss on investment	(1)	(3)

Total other income (loss), net	739	(481)

Net loss	$(21,751)	$(19,562)

Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss)	(62)	415

Total other comprehensive income (loss):	(62)	415

Total comprehensive loss	$(21,813)	$(19,147)

Net loss	$(21,751)	$(19,562)
Deemed dividend	$(619)	—

Net loss attributable to common stockholders	$(22,370)	$(19,562)

Net loss per share:
Basic and diluted	$(5.51)	$(14.12)

Weighted-average shares outstanding:
Basic and diluted	4,060,182	1,385,818

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	506,222	$—	$152,454	$(148,327)	$(1,245)	$2,882
Issuance of common stock and pre-funded warrants sold for cash, net of offering costs of $1,869	1,037,520	—	16,015	—	—	16,015
Exercise of pre-funded warrants	127,743	—	—	—	—	—
Share-based compensation	—	—	452	—	—	452
Foreign currency translation gain	—	—	—	—	415	415
Net loss	—	—	—	(19,562)	—	(19,562)

Balance at June 30, 2023	1,671,485	$—	$168,921	$(167,889)	$(830)	$202
Issuance of common stock, pre-funded warrants, and common warrants sold for cash, net of offering costs of $2,964	875,949	—	27,919			27,919
Issuance of common stock and pre-funded warrants sold for cash, net of offering costs of $2,928	5,749,152	1	37,071	—	—	37,072
Exercise of pre-funded warrants	953,307	—	—	—	—	—
Exercise of Series 2 warrants	98,039	—	190	—	—	190
Exercise of common warrants	738,187	—	2,848	—	—	2,848
Anti-dilution adjustment to warrants	—	—	619	(619)	—	—
Share-based compensation	—	—	830	—	—	830
Foreign currency translation gain	—	—	—	—	(62)	(62)
Net loss	—	—	—	(21,751)	—	(21,751)

Balance at June 30, 2024	10,086,119	$1	$238,398	$(190,259)	$(892)	$47,248

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(21,751)	$(19,562)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	87	136
Amortization of right-of-use assets	256	245
Unrealized loss on investment	1	3
Share-based compensation expense	830	452
Changes in operating assets and liabilities:
Trade and other receivables	(176)	(50)
Prepaid and other assets	645	(414)
Trade and other payables	941	1,357
Accrued employee benefits	39	73
Lease liability	(275)	(252)

Net cash used in operating activities	(19,403)	(18,012)

Cash flows from investing activities:
Purchases of property and equipment	(179)	(1)

Net cash used in investing activities	(179)	(1)

Cash flows from financing activities:
Proceeds from issuance and exercise of common stock, pre-funded warrants, Series 2 warrants, and common warrants	73,921	17,884
Share issue transaction costs	(5,892)	(1,869)

Net cash provided by financing activities	68,029	16,015

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8)	412

Net increase (decrease) in cash, cash equivalents, and restricted cash	48,439	(1,586)
Cash, cash equivalents, and restricted cash at beginning of year	2,490	4,076

Cash, cash equivalents, and restricted cash at end of year	$50,929	$2,490

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$50,866	$2,477
Restricted cash	63	13

Total cash, cash equivalents, and restricted cash	$50,929	$2,490

Supplemental disclosure of cash flow information
Deemed dividend	$619	—

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023
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
June 30, 2024 and 2023

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
June 30, 2024 and 2023

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
Moreover, the
COVID-19
pandemic and any similar events, pose risks that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time which may delay the Company’s clinical trials, and negatively impact manufacturing and testing activities performed by third parties. Any significant delays may impact the use and sufficiency of the Company’s existing cash reserves, and the Company may be required to raise additional capital earlier than it had previously planned. The Company may be unable to raise additional capital if and when needed, which may result in delays or suspension of its development plans. The extent to which the pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.
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
As of June 30, 2024 and 2023, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2024	June 30, 2023
Exchange rate on balance sheet dates
USD: AUD Exchange Rate	0.6670	0.6639
Average exchange rate for the period
USD: AUD Exchange Rate	0.6559	0.6730

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023

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
As of June 30, 2024 and 2023, the Company had no financial assets or liabilities measured at fair value on a recurring basis.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the consolidated balance sheets. There were no other forms of cash equivalents as of June 30, 2024 and 2023.
Restricted cash balances of $63 thousand and $13 thousand as of June 30, 2024 and June 30, 2023, respectively, secure the Company’s credit cards.
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
Trade and Other Receivables
The Company adopted ASC 326—
Financial Instruments—Credit Losses
(Topic 326) as of July 1, 2023. As such, the Company estimates current expected credit losses (CECL) on trade and other receivables on an ongoing basis, and will recognize those expected credit losses immediately. Estimates of current expected credit losses are based on analyses of individual customer circumstances and historical write-off experience. The Company’s analyses consider the aging of receivable accounts, customer creditworthiness, and general economic conditions.
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
June 30, 2024 and 2023

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
Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted- average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023

loss per share using the treasury stock method when their effect is dilutive. For the year ended June 30, 2024, the Company recorded a deemed dividend, for accounting purposes, of $618,987 as a result of an adjustment to the exercise price of its Series 2 Warrants due to an exercise price adjustment provision in such warrants. The deemed dividend is reflected as an increase in the net loss attributable to common stockholders in the basic and diluted earnings per share calculation. Potential common shares are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of June 30, 2024 and 2023, there were
 35,453,286 and 2,456,032 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
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
June 30, 2024 and 2023

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
June 30, 2024 and 2023

Comprehensive Loss
Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner
sources. The Company records unrealized foreign currency translation gain (loss) which qualifies as other comprehensive income (loss).
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13,
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU
No. 2023-09,
Income
T
axes
(Topic 740) —
Improvements
to
Income
T
ax
Disclosures
, which enhances the transparency, effectiveness, and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. This guidance is effective for annual periods beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of the ASU on its income tax disclosures within the consolidated financial statements.
In November 2023, the FASB issued ASU
No. 2023-07,
Segment
Reporting
(Topic 280)
— Improvements
to
Reportable
Segment
Disclosures
, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its disclosures within the consolidated financial statements.
3. Liquidity
The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal years ended June 30, 2024 and 2023, the Company had a net loss of $21.8 million and $19.6 million, respectively, and net cash used in operations of $19.4 million and $18.0 million, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.
The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its full operating costs, and as such, is dependent on funding operations through capital financing activities. As of June 30, 2024, the Company had $50.9 million in cash and cash equivalents. On April 22, 2024 we closed a private investment in public equity (PIPE) financing in which we sold 5,749,152 shares of common stock at a price per share of $4.80 and, in lieu of shares of common stock, pre-funded
warrants to purchase up to an aggregate of 2,584,239 shares of common stock at a price per pre-funded
warrant of $4.7999, to certain accredited institutional investors. The pre-funded
warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023

of common stock. Gross proceeds from the financing totaled $40.0 million. We estimate that our cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months from the date of this report.
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
4. Revenue

Revenues from customers (US$’000)	Year ended June 30, 2024	Year ended June 30, 2023
Licensing revenue	—	$75

Total	—	$75

The Company recognized licensing revenue over time as the performance obligations were satisfied.
5. Cash, cash equivalents, and restricted cash

(US$’000)	June 30, 2024	June 30, 2023
Cash at bank	$50,866	$2,477
Restricted cash	63	13

Total	$50,929	$2,490

6. Prepaid and other assets

(US$’000)	June 30, 2024	June 30, 2023
Prepaid expenses	$577	$1,280
Market value of listed shares	1	1

Total other assets	578	1,281
Less: non-current portion	(62)	(97)

Current portion	$516	$1,184

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023

7. Property and equipment, net

(US$’000)	June 30, 2024	June 30, 2023
Software	$6	$6
Lab equipment	1,521	1,343
Computer hardware	32	32
Leasehold improvements	24	24

Total property and equipment, gross	1,583	1,405
Accumulated depreciation and amortization	(1,404)	(1,318)

Total property and equipment, net	$179	$87

Depreciation and amortization expense was $87,000 and $136,000 for the years ended June 30, 2024 and 2023, respectively.
8. Trade and other payables

(US$’000)	June 30, 2024	June 30, 2023
Trade payable	$1,351	$1,140
Accrued license fees	—	109
Accrued professional fees	97	75
Accrued clinical development project costs	2,504	1,750
Accrued consultant fees	75	88
Other payables	138	69

Total	$4,165	$3,231

9. Leases
ASC 842,
Leases
(“ASC 842”) requires lessees to recognize at the lease commencement date a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use
asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.
The Company has entered into an operating lease for office space under an agreement that expires in 2025. The lease requires the Company to pay utilities, insurance, taxes, and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023

The tables below show the changes during the years ended June 30, 2024 and 2023:

(US$’000)	Operating lease right-of- use assets
Balance at July 1, 2022	$771
Amortization of right of use asset	(245)

Balance at June 30, 2023	526
Amortization of right of use asset	(256)

Operating lease right-of-use asset at June 30, 2024	$270

(US$’000)	Operating lease liabilities
Balance at July 1, 2022	$811
Principal payments on operating lease liabilities	(252)

Operating lease liabilities at June 30, 2023	559
Principal payments on operating lease liabilities	(275)

Operating lease liabilities at June 30, 2024	284
Less: non-current portion	—

Current portion at June 30, 2024	$284

As of June 30, 2024, the Company’s operating lease has a remaining lease term of 0.96 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	June 30, 2024
2025	291

Total operating lease payments	291
Less imputed interest	(7)

Present value of operating lease liabilities	$284

For the fiscal years ended June 30, 2024 and 2023, total lease expense under operating leases was approximately $277,000 and $277,000, respectively, and was recorded in general and administrative expenses.
10. Stockholders’ equity
Common Stock
On December 8, 2021, the stockholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock of the Company from 10,000,000 to 40,000,000, which became effective on December 17, 2021. On December 7, 2022, the stockholders of the Company approved another amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 160,000,000. The Charter Amendment was filed with the Secretary of State

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023

of the State of Delaware and became effective December 9, 2022. On July 26, 2023, the Company effected a
1-for-17
reverse stock split (the “Reverse Stock Split”) (see Note 2. Basis of Presentation and Summary of Significant Accounting Policies — Basis of Presentation).
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
On September 15, 2022, we closed an underwritten public offering in which we issued and sold (i) 1,037,520 shares of the Company’s common stock, (ii) 12,171,628 pre-funded
warrants, which, after giving effect to the Reverse Stock Split, are currently exercisable into 715,979 shares of common stock at an exercise price of $0.0017 per share until exercised in full, and (iii) 29,809,471 outstanding Series 2 warrants (the “Series 2 Warrants”) which are currently exercisable into 1,753,503 shares of common stock after giving effect to the Reverse Stock Split at an exercise price of $11.22 per share. The Series 2 warrants sold in the offering became exercisable commencing December 9, 2022, the date on which the Company had both (a) received approval from its stockholders to increase the number of shares of common stock it is authorized to issue and (b) effected such stockholder approval by filing with the Secretary of State of the State of Delaware a certificate of amendment to its Amended and Restated Certificate of Incorporation, and will expire on the fifth anniversary of such initial exercise date. The combined purchase price for each share of common stock and accompanying common warrant was $10.20, which was allocated as $10.03 per share of common stock and $0.17 per common warrant. The Series 2 Warrants agreement contains an exercise price adjustment mechanism providing that certain issuances of common stock (or common stock equivalents), if made at a price lower than the then existing exercise price of such Series 2 Warrants, would reset the exercise price to such lower price. As a result of the August 11, 2023 public offering, the exercise price of the Series 2 Warrants has been automatically reset as of the closing time of such public offering to $1.9299. We have recorded a deemed dividend, for accounting purposes, of $618,987 as a result of an adjustment to the exercise price of its Series 2 Warrants due to an exercise price adjustment provision in such warrants
On October 17, 2022 and October 27, 2022, investors exercised 117,939 and 9,804 pre-funded
warrants, respectively, at an exercise price of $0.0017 per share.
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

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023

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
On April 10, 2024 and April 19, 2024, investors exercised 25,000 Series 2 warrants on each date, at an exercise price of $1.93 per share. On April 22, 2024, an investor exercised 28,039 Series 2 warrants at an exercise price of $1.93 per share. On April 23, 2024, May 8, 2024, and May 21, 2024, investors exercised 27,500, 697,475, and 13,212 common warrants, respectively, at an exercise price of $3.86 per share.
On April 22, 2024 we closed a private investment in public equity (PIPE) financing in which we sold 5,749,152 shares of common stock at a price per share of $4.80 and, in lieu of shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,584,239 shares of common stock at a price per pre-funded warrant of $4.7999, to certain accredited institutional investors. The pre-funded warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. Gross proceeds from the financing totaled $40.0 million. Net proceeds, net of commissions and other offering expenses, totaled approximately $37.1 million.
On April 26, 2024, April 28, 2024, and May 16, 2024, investors exercised 350,000, 438,000, and 7,947 pre-funded
warrants, respectively, at an exercise price of $0.0001 per share.
As of June 30, 2024, there were 34,271,146 warrants outstanding.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023

The activity related to warrants during for the fiscal years ended June 30, 2024 and 2023, is summarized as follows:

	Common Stock from Warrants	Weighted Average Exercise Price (per share)
Outstanding at July 1, 2022	6,300	$178.50
Pre-funded warrants issued September 15, 2022	715,979	$0.0017
Series 2 warrants issued September 16, 2022	1,753,503	$11.22
Pre-funded warrants exercised	127,743	$0.0017

Outstanding at June 30, 2023	2,348,039	$8.86

Exercisable at June 30, 2023	2,348,039	$8.86
Pre-funded warrants issued August 11, 2023	15,126,226	$0.0001
Common warrants issued August 11, 2023	16,002,175	$3.86
Pre-funded warrants issued April 22, 2024	2,584,239	$0.0001
Common warrants exercised	(738,187)	$3.86
Series 2 warrants exercised	(98,039)	$1.93
Pre-funded warrants exercised	(953,307)	$0.0001

Outstanding and exercisable at June 30, 2024	34,271,146	$1.8453

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

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023

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
(as adjusted for the Reverse Stock Split). For the fiscal year ended June 30, 2024, our named executive officers (“NEO’s”) were each granted equity incentive awards under the 2020 Plan. On December 6, 2023, the Company’s stockholders approved an amendment to the 2020 Plan, which increased the number of shares of the Company’s common stock reserved under the 2020 Plan to 1,204,537. On August 29, 2024, the Company’s stockholders approved an amendment to the 2020 Plan, which increased the number of shares of the Company’s common stock reserved under the 2020 Plan to 8,204,537.
Equity Awards
The activity related equity awards, which are comprised of stock options, during the fiscal years ended June 30, 2024 and 2023, respectively, is summarized as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2022	43,416	$118.15	7.18 years
Granted	66,868	3.88	9.94 years
Expired	(2,291)	848.12	—

Outstanding at June 30, 2023	107,993	$31.88	8.96 years	$11,888
Granted	1,076,538	$5.01	9.66 years
Expired	(2,038)	$501.93	—

Forfeited	(353)	$74.18	—
Outstanding at June 30, 2024	1,182,140	$6.58	9.51 years	$2,342,847
Exercisable at June 30, 2024	60,292	$36.23	7.43 years	$69,372
Equity-based Compensation Expense
The weighted-average grant-date fair value of stock options granted during the years ended June 30, 2024 and June 30, 2023 was $4.39 and $3.34, respectively.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023

The Company estimated the fair value of each employee equity award on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended June 30,
	2024	2023
Expected volatility	120.8%	115.6%
Expected term	6 years	6 years
Risk-free interest rate	4.12%	3.96%
Expected dividend yield	—%	—%
Expected Volatility. The Company has based its estimate of expected volatility on the historical volatility of the price of its common stock. The Company computed historical volatility data using the daily closing prices for its shares during the equivalent period of the calculated expected term of the equity-based awards.
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
Share-Based
Compensation Expense
The classification of share-based compensation expense for the years ended:

(US$’000)	June 30,
	2024	2023
Research and development	$239	$161
General and administrative	591	291

Total share-based compensation expense	$830	$452

As of June 30, 2024 and 2023, there was $4,243,676 and $350,000, respectively, of unrecognized share-based compensation expense related to stock options granted under the 2020 Plan. Unrecognized expense as of June 30, 2024 is expected to be recognized over a weighted average period of 2.65 years.
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

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023

11. Income taxes
Loss before provision for income taxes consisted of the following:

(US$’000)	Year Ended June 30,
	2024	2023
United States	$(21,036)	$(18,953)
International	(715)	(609)

Total	$(21,751)	$(19,562)

The tax effects of significant items comprising the Company’s deferred taxes are as follows:

(US$’000)	June 30,
	2024	2023
Deferred tax assets:
Net operating losses	$14,466	$18,388
Other	172	221
Lease liability	60	117
Share-based compensation	264	263
Intangible assets	218	234
Section 174 Capitalization	5,771	3,070

Gross deferred tax assets	20,951	22,293
Less valuation allowance	(20,594)	(21,923)

Deferred tax liabilities:
Right-of-use assets	(57)	(111)
Fixed assets	(5)	(15)
Prepaid expenses	(99)	(244)
Unrealized FX	(196)	—

Total deferred tax liabilities	(357)	(370)

Net deferred taxes	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. As of June 30, 2024 and 2023, the Company established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023

The valuation allowance decreased $1.329 million during the year ended June 30, 2024. Net operating losses and tax credit carryforwards as of June 30, 202
4
 are as follows:

(US$’000)	Amount	Expiration Years
Net operating losses, federal (post-December 31, 2017)	$11,956	Do not expire
Net operating losses, state	—
Net operating losses, Australia	47,823	Do not expire
The effective rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended June 30,
	2024		2023
Statutory rate	21.00%		21.00%
Permanent differences	(0.76%)		(0.01%)
Share-based payments	(0.80	% )	(0.19%)
Change in valuation allowance	7.12%		(20.92%)
Foreign tax rate differential	0.03%		0.12%
Section 382 Write-off	(26.59	% )	—

Total	(0.00%)		(0.00%)

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
The entire amount of the Company’s unrecognized tax benefits would not impact its effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the year ended June 30, 2024, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
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

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023

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
The CARES Act also provides other
non-tax
benefits to assist those impacted by the pandemic. The Company evaluated the impact of the CARES Act and determined that there is no material impact to the income tax provision for the fiscal year ended June 30, 2024.
On August 16, 2022, the President signed into law H.R. 5376 (commonly called the “Inflation Reduction Act of 2022”). The primary tax provisions in the new law include an alternative minimum tax (AMT) on certain large corporations, a tax on stock buybacks and certain energy-related tax credits, each of which become effective after December 31, 2022. The provisions of the Inflation Reduction Act are not expected to have a material effect on the Company’s financial statements and related disclosures.
On June 27, 2024, California’s Governor signed Senate Bill 167 (SB 167), which limits the use of net operating losses and business credits for tax years beginning on January 1, 2024, and before January 1, 2027. The legislation disallows a net operating loss deduction for medium and large businesses and limits the use of tax credits to offset tax due to no more than $5 million for each taxable year. The Company evaluated the impact of SB 167 and determined that the legislation did not materially impact the Company’s income tax provision for the fiscal year ended June 30, 2024.
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
There are no contingent liabilities as of June 30, 2024 and 2023, respectively. See Note 9 above for lease commitments.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023

13. Related party transactions
During the years ended June 30, 2024 and 2023, the Company did not enter into any related party transactions.
14. Loss per share

	Year Ended June 30,
	2024	2023
Net loss (US$’000)	($21,751)	($19.562)
Deemed dividend	(619)	—
Net loss attributable to common stockholders	($22,370)	($19,562)

Weighted average number of shares used in calculating basic and diluted earnings per share	4,060,182	1,385,818

Basic and diluted loss per share	($5.51)	($14.12)

Outstanding warrants and options amounting to 35,453,286 and 2,456,032 to acquire common stock are considered anti-dilutive for the fiscal years ended June 30, 2024 and June 30, 2023, respectively.
15. Updated quarterly results (Unaudited)
The exercise price adjustment feature in the Company’s Series 2 warrant agreement was triggered by the Company’s August 11, 2023 public offering. Specifically, the exercise price of the Series 2 Warrants was reset as of that date from $11.22 to $1.9299. The adjustment to the exercise price of such warrants results, solely for accounting purposes, in a deemed dividend totaling $618,987.
This amount was not recognized in the Company’s reported results for the quarter ended September 30, 2023, the three- and six-month periods ending December 31, 2023, and the three- and nine-month periods ending March 31, 2024. The impact of this adjustment to the exercise price will be accounted for as an increase in the Company’s accumulated deficit with an offsetting increase in Additional Paid-In Capital. In addition, the deemed dividend will be added to the Company’s net loss, increasing loss attributable to common stockholders for purposes of computing earnings per share.
As detailed in the tables below, the update resulted in an understatement of the Company’s accumulated deficit, APIC and net loss per share for the quarter ended September 30, 2023, the six-month period ended December 31, 2023, and the nine-month period ended March 31, 2024. There is no impact on the net loss per share for each of the three-month periods ended December 31, 2023 and March 31, 2024. Pursuant to ASC 250 “Accounting changes and error corrections” issued by the FASB and SAB 99” Materiality” issued by the Securities and Exchange Commission, the Company determined the impact of the error was immaterial, both quantitatively and qualitatively, to the previously issued interim financial statements as presented below.

	Quarter			YTD			As Adjusted	% Change
Net Loss per Share	Net Loss ($000’s)	W/A Shares O/S	Net Loss per Share	Net Loss ($000’s)	W/A Shares O/S	Net Loss per Share
Q1’24	(5,954)	2,157,065	(2.76)	(5,954)	2,157,065	(2.76)	(3.05)	-10.4%
Q2’24	(6,798)	2,576,347	(2.64)	(12,752)	2,366,706	(5.39)	(5.65)	-4.9%
Q3’24	(4,279)	2,616,288	(1.64)	(17,031)	2,449,295	(6.95)	(7.21)	-3.6%

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2024 and 2023

	Quarter
Accumulated Deficit	As Reported ($000’s)	As Restated	% Change
9/30/2023	(173,843)	(174,462)	0.4%
12/31/2023	(180,641)	(181,260)	0.3%
3/31/2024	(184,920)	(185,539)	0.3%

	Quarter
	As Reported ($000’s)	As Restated	% Change
APIC
9/30/2023	196,931	197,550	0.3%
12/31/2023	197,063	197,682	0.3%
3/31/2024	197,255	197,874	0.3%
16. Subsequent events
On July 22, 2024, an investor exercised 269,609 Series 2 warrants at an exercise price of $1.93 per share. On September 11, 2024, an investor exercised 200,000 pre-funded warrants at an exercise price of $0.0001 per share.
On July 1, 2024, the Plan and all options granted thereunder expired by its and their terms.
On August 29, 2024, the Company’s stockholders approved an amendment to the 2020 Plan, which increased the number of shares of the Company’s common stock reserved under the 2020 Plan to 8,204,537 and approved the exercise of certain existing warrants issued in April 2024, September 15, 2022 and August 11, 2023 in accordance with the rules of the Nasdaq Stock Market which otherwise would be subject to the Beneficial Ownership Limitation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2024. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, because of the material weakness described below, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the year ended June 30, 2024, and noting the material weakness, discussed below, has otherwise concluded that there was no change that occurred during that period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our principal executive and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2024 due to a material weakness in our internal controls resulting from our accounting personnel not being able to process and account for complex, non-routine transactions in accordance with US GAAP. Management concluded that we lack sufficient personnel and outside consultants with technical accounting expertise to process and account for complex and non-routine transactions. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the material weakness identified above, management has concluded that the particular transaction at issue was not material to the Company and our consolidated financial statements included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company in accordance with US GAAP for each of the periods presented therein.

In order to remediate this matter, we plan to retain the assistance of additional accounting experts to assist in the accounting and reporting of complex, non-routine transactions. We will consider the material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

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
Item 9B. Other Information.
During the three-month period ended June 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement” as such terms are defined under Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to our directors and executive officers will be contained in the Proxy Statement under the caption “Our Management” and is incorporated herein by reference. The information required by this item with respect to our corporate governance will be contained in the Proxy Statement under the caption “Corporate Governance and Board Meetings and Committees” and is incorporated herein by reference.

If required, the information regarding compliance with Section 16(a) of the Exchange Act is to be included in the section entitled “Delinquent Section 16(a) Reports.”

We have adopted a written Code of Ethics and Business Conduct (“Code of Conduct”) that applies to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Conduct is available on our website at www.benitec.com. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website in lieu of filing such waiver or amendment in a Current Report on Form 8-K.

III-1

Item 11. Executive Compensation.

The information required by this item with respect to our compensation of our directors will be contained in the Proxy Statement under the caption “Director Compensation” and is incorporated herein by reference. The information required by this item with respect to our compensation of our executive officers will be contained in the Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement under the caption “Voting Securities of Principal Stockholders and Management” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement under the caption “Certain Relationships and Related Party Transactions” and “Corporate Governance and Board meetings and Committees” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

III-2

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

Reference is made to the Index to the Consolidated Financial Statements included in Item 8 of this report.

Financial Statement Schedules

Required information is included in the notes to the consolidated financial statements.

Exhibit Index

Exhibit Number	Exhibit

2.1	Amended and Restated Scheme Implementation Agreement (incorporated by reference to Exhibit 99.4 of the Current Report on Form 6-K of Benitec Biopharma Limited (File No. 001-37518) furnished on March 18, 2020)

3.1	Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on April 15, 2020)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 17, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 21, 2021)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 9, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 12, 2022)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective July 26, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 25, 2023)

3.5	Amended and Restated Bylaws of Benitec Biopharma Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on April 15, 2020)

4.1	Form of common stock certificate of Benitec Biopharma Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 15, 2020)

4.2	Form of Purchase Warrant (incorporated by reference to Exhibit 99.4 of the Current Report on Form 6-K of Benitec Biopharma Limited (File No. 001-37518) furnished on September 30, 2019

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 16, 2022)

4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on September 16, 2022)

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 11, 2023)

4.6	Form of Common Warrant (incorporated by reference to 4.2 to the Registrant’s Form 8-K on August 11, 2023)

4.7	Warrant Agency Agreement, dated September 15, 2022, by and between Benitec Biopharma Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on September 16, 2022)

Exhibit Number	Exhibit

4.8	Warrant Agency Agreement, dated August 11, 2023, by and between Benitec Biopharma Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on August 11, 2023)

4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 18, 2024)

4.10	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K filed on September 20, 2021)

10.1	Share Subscription Agreement, dated October 24, 2016, between Nant Capital, LLC and Benitec Biopharma Limited (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form F-3 of Benitec Biopharma Limited (File No. 333-218400) filed with the SEC on June 1, 2017)

10.2	Commercial Lease Agreement between Hayward Point Eden I Limited Partnership and Benitec Biopharma Limited (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form F-1 of Benitec Biopharma Limited (File No. 333-205135) filed with the SEC on June 22, 2015)

10.3†	Employment agreement between Megan Boston and Benitec Biopharma Limited dated July 11, 2018 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of the Registrant. (File No. 333-39267) filed with the SEC on August 14, 2020)

10.4†	Employment agreement between Dr. Jerel A. Banks and Tacere Therapeutics, Inc. dated September 11, 2018 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of the Registrant. (File No. 333-39267) filed with the SEC on August 14, 2020)

10.5	Research Collaboration Agreement, dated January 27, 2017, between Benitec Biopharma Limited and Nant Capital, LLC (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form F-3 of the Registrant filed with the SEC on June 1, 2017)

10.6†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 15, 2020)

10.7†	Benitec Officers’ and Employees’ Share Option Plan (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 of Benitec Biopharma Limited (File No. 333-209398) filed on February 3, 2016))

10.8†	Form of Option Award Agreement under the Benitec Officers’ and Employees’ Share Option Plan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 of the Registrant. (File No. 333-39267) filed on August 14, 2020)

10.9†	Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 14, 2020)

10.9.1†	First Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of December 8, 2021 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 22, 2021)

10.9.2†	Second Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of December 6, 2023 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 20, 2023)

10.9.3†	Third Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of August 29, 2024 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on July 29, 2024)

10.10†	Form of Evidence of Award of Option Right Pursuant to the Benitec Biopharma Inc. 2020 Equity Incentive and Compensation Plan (Executives) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 15, 2020)

10.11†	Form of Evidence of Award of Option Right Pursuant to the Benitec Biopharma Inc. 2020 Equity Incentive and Compensation Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 15, 2020)

Exhibit Number	Exhibit

10.12	Securities Purchase Agreement, dated April 17, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 19, 2024)

10.13

Registration Rights Agreement, dated April 22, 2024, by and between Benitec Biopharma Inc. and each of the purchasers signature thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2024)

10.14	Form of Voting Commitment Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on April 19, 2024)

10.15	Board Designation Agreement, dated April 22, 2024, by and between Benitec Biopharma Inc. and Suvretta Capital Management, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2024)

19.1*	Insider Trading Policy

21.1*	List of significant subsidiaries

23.1*	Consent of Baker Tilly US, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†	Indicates a management contract or compensatory plan.
*	Filed or furnished herewith

Financial Statements and Schedules of Subsidiaries and Affiliates

None.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Hayward, State of California, on the 26th day of September 2024.

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

Signature	Title	Date

/s/ Dr. Jerel Banks Dr. Jerel Banks	Chief Executive Officer, Director (principal executive officer)	September 26, 2024

/s/ Megan Boston Megan Boston	Executive Director, Director (principal accounting and financial officer)	September 26, 2024

/s/ J. Kevin Buchi J. Kevin Buchi	Director	September 26, 2024

/s/ Peter Francis Peter Francis	Director	September 26, 2024

/s/ Edward Smith Edward Smith	Director	September 26, 2024

/s/ Kishan (“Kishen”) Mehta Kishan (“Kishen”) Mehta	Director	September 26, 2024

IV-4