Form 10-Q
period 2024-09-30
Benitec Biopharma Inc.
filed 2024-11-14
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
of the Exchange Act). Yes ☐ or No ☒
We had 23,216,425 shares of our common stock outstanding as of the close of business on November
12
, 2024.

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

•

the impact of local, regional and national and international economic conditions and events; the as well as other risks detailed under the caption “Risk Factors” in this Report and in other reports filed with the SEC. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and important factors currently known by us and our expectations of the future, about which we cannot be certain. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. We have based the forward-looking statements included in this Report on information available to us on the date of this Report or on the date thereof. Except as required by law we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

All forward-looking statements included herein or in documents incorporated herein by reference are expressly qualified in their entirety by the cautionary statements contained or referred to elsewhere in this Report.

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	September 30, 2024	June 30, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$67,841	$50,866
Restricted cash	64	63
Trade and other receivables	4	229
Prepaid and other assets	426	516

Total current assets	68,335	51,674
Property and equipment, net	154	179
Deposits	25	25
Prepaid and other assets	56	62
Right-of-use assets	204	270

Total assets	$68,774	$52,210

Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$3,847	$4,165
Accrued employee benefits	495	475
Lease liabilities, current portion	211	284

Total current liabilities	4,553	4,924
Non-current accrued employee benefits	41	38

Total liabilities	4,594	4,962

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value—160,000,000 shares authorized; 17,893,765 shares and 10,086,119 shares issued and outstanding at September 30, 2024 and June 30, 2024, respectively	1	1
Additional paid-in capital	260,490	238,398
Accumulated deficit	(195,318)	(190,259)
Accumulated other comprehensive loss	(993)	(892)

Total stockholders’ equity	64,180	47,248

Total liabilities and stockholders’ equity	$68,774	$52,210

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2024	2023
Revenue:
Licensing revenues from customers	$—	$—

Total revenues	—	—

Operating expenses:
Royalties and license fees	—	(106)
Research and development	3,585	4,429
General and administrative	2,206	1,551

Total operating expenses	5,791	5,874

Loss from operations	(5,791)	(5,874)
Other income (loss):
Foreign currency transaction gain (loss)	93	(56)
Interest income (expense), net	604	(6)
Other income (expense), net	35	(18)

Total other income (loss), net	732	(80)

Net loss	$(5,059)	$(5,954)

Other comprehensive income:
Unrealized foreign currency translation gain (loss)	(101)	50

Total other comprehensive income (loss)	(101)	50

Total comprehensive loss	$(5,160)	$(5,904)

Net loss	$(5,059)	$(5,954)

Deemed dividend	$—	$(619)

Net loss attributable to common stockholders	$(5,059)	$(6,573)
Net loss per share: basic and diluted	$(0.48)	$(3.05)

Weighted average number of shares outstanding: basic and diluted	10,644,533	2,157,065

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2023	1,671,485	$—	$168,921	$(167,889)	$(830)	$202
Issuance of common stock, pre-funded warrants, and common warrants sold for cash, net of offering costs of $2,964	875,949	—	27,919	—	—	27,919
Anti-dilution adjustment to warrants	—	—	619	(619)	—	—
Share-based compensation	—	—	91	—	—	91
Foreign currency translation gain	—	—	—	—	50	50
Net loss	—	—	—	(5,954)	—	(5,954)

Balance at September 30, 2023	2,547,434	$—	$197,550	$(174,462)	$(780)	$22,308

Balance at June 30, 2024	10,086,119	$—	$238,398	$(190,259)	$(892)	$47,248
Exercise of pre-funded warrants	1,768,454	—	—	—	—	—
Exercise of Series 2 warrants	857,845	—	1,655	—	—	1,655
Exercise of common warrants	5,181,347	—	20,002	—	—	20,002
Share-based compensation	—	—	435	—	—	435
Foreign currency translation loss	—	—	—	—	(101)	(101)
Net loss	—	—	—	(5,059)	—	(5,059)

Balance at September 30, 2024	17,893,765	$—	$260,490	$(195,318)	$(993)	$64,180

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,059)	$(5,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25	19
Amortization of right-of-use assets	66	63
Share-based compensation expense	435	91
Changes in operating assets and liabilities:
Trade and other receivables	226	—
Prepaid and other assets	100	709
Trade and other payables	(322)	566
Accrued employee benefits	16	(4)
Lease liabilities	(73)	(67)

Net cash used in operating activities	(4,586)	(4,577)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from exercise of pre-funded warrants, series 2 warrants and common warrants	21,655	30,883
Share issue transaction costs	—	(2,964)

Net cash provided by financing activities	21,655	27,919

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(93)	45

Net increase in cash, cash equivalents, and restricted cash	16,976	23,387
Cash, cash equivalents, and restricted cash, beginning of period	50,929	2,490

Cash, cash equivalents, and restricted cash, end of period	$67,905	$25,877

Supplemental disclosure of cash flow information
Deemed dividend	$—	$619

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. Business
Benitec Biopharma Inc. (the “Company”, “we”, “our”) is a corporation formed under the laws of Delaware, United States of America, on November 22, 2019 and listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BNTC”. Benitec Biopharma Inc. is the parent entity of a number of subsidiaries including the previous parent entity Benitec Biopharma Limited (“BBL”). BBL was incorporated under the laws of Australia in 1995 and was listed on the Australian Securities Exchange, or ASX, from 1997 until April 15, 2020. On August 14, 2020, BBL reorganized as a Proprietary Limited company and changed its name to Benitec Biopharma Proprietary Limited. The Company’s business focuses on the development of novel genetic medicines. Our proprietary platform is called “Silence and Replace”
DNA-directed
RNA interference. The proprietary “Silence and Replace”
DNA-directed
RNA interference platform combines RNA interference, or RNAi, with gene therapy to create medicines that simultaneously facilitate sustained silencing of disease-causing genes and concomitant delivery of wildtype replacement genes following a single administration of the therapeutic construct.
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
for the year ended June 30, 2024.
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
Moreover, events such as the recent
COVID-19
pandemic pose risks that the Company or its employees, contractors, suppliers, and other partners may be prevented or inhibited from conducting business activities for an indefinite period of time, which may delay the start-up
and conduct of the Company’s clinical trials, and negatively impact manufacturing and testing activities performed by third parties. Any significant delays may impact the use and sufficiency of the Company’s existing cash reserves, and the Company may be required to raise additional capital earlier than it had previously planned. The Company may be unable to raise additional capital if and when needed, which may result in delays or suspension of its development plans. The extent to which the pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be predicted at this time.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions. There were no cash equivalents as of September 30, 2024 and June 30, 2024.
Restricted cash balances of $64 thousand and $63 thousand as of September 30, 2024 and June 30, 2024, respectively, are used to secure the Company’s credit card.
Concentrations of Risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash . The Company maintains deposits at federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.
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
Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of September 2024, and June 30, 2024, there were 27,645,640 and 35,453,286 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU
No. 2023-09,
Income Taxes (Topic 740) – Improvements to Income Tax Disclosures
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

In November 2023, the FASB issued ASU
No. 2023-07,
Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures
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
3. Liquidity
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2024, and 2023, the Company incurred net losses of $5.1 million and $6.0 million, respectively, and used cash in operations of $4.6 million and $4.6 million, respectively. The Company expects to continue to incur additional operating losses in the foreseeable
future.

The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its full operating costs, and as such, is dependent on funding operations through capital financing activities. As of September 30, 2024, the Company had $67.8 million in cash and cash equivalents. On April 22, 2024 we closed a private investment in public equity (PIPE) financing in which we sold 5,749,152 shares of common stock at a price per share of $4.80 and, in lieu of shares of common stock, pre-funded
warrants to purchase up to an aggregate of 2,584,239 shares of common stock at a price per pre-funded
warrant of $4.7999, to certain accredited institutional investors. The pre-funded
warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. Gross proceeds from the financing totaled $40.0 million. The Company also received additional cash during the quarter due to warrant exercises totaling $21.7 million. See
Note 9. Stockholders Equity
. We estimate that our cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months from the date of this report.
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
4. Cash, cash equivalents, and restricted cash

(US$’000)	September 30, 2024	June 30, 2024
Cash at bank	$67,841	$50,866
Restricted cash	64	63

Total	$67,905	$50,929

5. Prepaid and other assets

(US$’000)	September 30, 2024	June 30, 2024
Prepaid expenses	$481	$577
Market value of listed shares	1	1

Total other assets	482	578
Less: non-current portion	(56)	(62)

Current portion	$426	$516

6. Property and equipment, net

(US$’000)	September 30, 2024	June 30, 2024
Software	$6	$6
Lab equipment	1,521	1,521
Computer hardware	32	32
Leasehold improvements	24	24

Total property and equipment, gross	1,583	1,583

Accumulated depreciation and amortization	(1,429)	(1,404)

Total property and equipment, net	$154	$179

Depreciation and amortization expense was $25 thousand and $19 thousand for the three months ended September 30, 2024 and 2023, respectively.

7. Trade and other payables

(US$’000)	September 30, 2024	June 30, 2024
Trade payable	$903	$1,351
Accrued consultant fees	101	75
Accrued professional fees	131	97
Accrued clinical development project costs	2,646	2,504
Accrued patent expenses	7	—
Other payables	59	138

Total	$3,847	$4,165

8. Leases
The Company has entered into an operating lease for office space under an agreement that expires in 2025. The lease requires the Company to pay utilities, insurance, taxes, and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.
The tables below show the changes during the nine months ended September 30, 2024:

(US$’000)	Operating lease right- of- use assets
Balance at July 1, 2024	$270
Amortization of right of use asset	(66)

Operating lease right-of-use asset at September 30, 2024	$204

(US$’000)	Operating lease liabilities
Balance at July 1, 2024	$284
Principal payments on operating lease liabilities	(73)

Operating lease liabilities at September 30, 2024	211
Less: non-current portion	—

Current portion at September 30, 2024	$211

As of September 30, 2024, the Company’s operating lease has a remaining lease term of 0.7 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	September 30, 2024
2025	$215

Total operating lease payments	215
Less imputed interest	(4)

Present value of operating lease liabilities	$211

The Company recorded lease liabilities and
right-of-use
lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. Rent expense was $0.1 million and $0.1 million for the three months ended September 30, 2024 and September 30, 2023, respectively.

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
Warrants
On December 6, 2019, investors were issued four Purchase Warrants that were exercisable into 12,600 fully paid shares of common stock should the Purchase Warrants be exercised in full (“Purchase Warrants”). The exercise price for the Purchase Warrants is US$178.50 per share issued on exercise of a Purchase Warrant. The Purchase Warrants are exercisable, in whole or in part, any time from the date of issue until the fifth anniversary of the date of issue (December 6, 2024). On April 22, 2020, the Company issued 2,201 shares of common stock in connection with a cashless exercise of Purchase Warrants exercisable for 6,300 shares of common stock. The Company did not have an effective registration statement registering the resale of the Warrant Shares by the Holder at the time the Holder wanted to exercise the warrant; therefore, the Holder carried out a cashless exercise. The formula for conducting a cashless exercise was outlined in the Warrant agreement. Based on this formula, the Holder would have been entitled to receive 6,300 shares of common stock if they had exercised the Purchase Warrants for cash. Because of the cashless exercise, the holder received 2,201 shares.
On September 15, 2022, we closed an underwritten public offering in which we issued and sold (i) 1,037,520 shares of the Company’s common stock, (ii) 12,171,628 pre-funded
warrants, which, after giving effect to the Reverse Stock Split, are currently exercisable into 715,979 shares of common stock at an exercise price of $0.0017 per share until exercised in full and (iii) 29,809,471 Series 2 warrants (the “Series 2 Warrants”), which, after giving effect to the Reverse Stock Split, are currently exercisable into 1,753,503 shares of common stock at an exercise price of $11.22 per share. The Series 2 warrants sold in the offering became exercisable commencing December 9, 2022, the date on which the Company had both (a) received approval from its stockholders to increase the number of shares of common stock it is authorized to issue and (b) effected such stockholder approval by filing with the Secretary of State of the State of Delaware a certificate of amendment to its Amended and Restated Certificate of Incorporation, and
will
expire on the fifth anniversary of such initial exercise date. The combined purchase price for each share of common stock and accompanying common warrant was $10.20, which was allocated as $10.03 per share of common stock and $0.17 per common warrant. The Series 2 Warrants contain an exercise price adjustment mechanism providing that certain issuances of common stock (or common stock equivalents), if made at a price lower than the
then existing exercise price of such Series 2 Warrants would reset the exercise price to such lower price. As a result of the August 11, 2023 public offering, the exercise price of the Series 2 Warrants has been automatically reset as of the closing time of such public offering to $1.9299. For the quarter ended September 30, 2023, we recorded a deemed dividend, for accounting purposes, of $618,987 as a result of an adjustment to the exercise price of its Series 2 Warrants due to an exercise price adjustment provision in such warrants.
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
On July 25, 2024, an investor exercised 269,609 Series 2 warrants at an exercise price of $1.93 per share. On September 12, 2024, an investor exercised 200,000 pre-funded
warrants at an exercise price of $0.0001 per share.
On August 29, 2024, the Company’s stockholders approved the exercise of certain existing warrants issued in April 2024, September 15, 2022 and August 11, 2023 in accordance with the rules of the Nasdaq Stock Market which otherwise would be subject to the Beneficial Ownership Limitation.
On September 26, 2024, investors exercised 1,368,180
pre-funded
warrants at an exercise price of $0.0001 per share and exercised 5,181,347 common warrants at an exercise price of $3.86 per share. Also on September 26, 2024, an investor exercised 588,236 Series 2 warrants at an exercise price of $1.93 per share. On September 27, 2024, an investor exercised 200,274 pre-funded
warrants on a cashless basis.
As of September 30, 2024, there were 26,463,500 warrants outstanding.
The activity related to warrants for the three months ended September 30, 2024, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2024	34,271,146	$1.85
Pre-funded warrants exercised	1,768,454	$0.0001
Series 2 warrants exercised	857,845	$1.9299
Common warrants exercised	5,181,347	$3.86

Outstanding and exercisable at September 30, 2024	26,463,500	$1.57
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

Equity Awards
The activity related to equity awards, which are comprised of stock options during the three months ended September 30, 2024 is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2024	107,993	$31.88	8.96 years	$11,888
Granted	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2024	1,182,140	$6.58	9.26 years	$4,858,385
Exercisable at September 30, 2024	60,292	$36.23	7.18 years	$118,394
Share-Based Compensation Expense
The classification of share-based compensation expense is summarized as follows:

	Three Months Ended September 30,
(US$’000)	2024	2023
Research and development	$113	$34
General and administrative	322	57

Total share-based compensation expense	$435	$91

As of September 30, 2024, there was $3.8 million of unrecognized share-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan, which is expected to be recognized over a weighted average period of 2.40 years.
10. Income taxes
For the three months ended September 30, 2024, and September 30, 2023, respectively, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
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
12. Related party transactions
During the three month periods ended September 30, 2024 and September 30, 2023, the Company did not enter into any related party transactions.

13. Subsequent events
On October 11, 2024, the Company into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the Sales Agreement, the Company may offer and sell shares of the Company’s common stock having an aggregate offering amount of up to $75 million from time to time through the Agent. The Agent will use its commercially reasonable efforts, as the agent and subject to the terms of the Sales Agreement, to sell the shares offered. Sales of the shares, if any, may be made in sales deemed to be an
“at-the-market
offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company may also agree to sell shares to the Agent as principal for its own account on terms agreed to by the Company and the Agent. The Agent will be entitled to a commission from the Company of 3.0% of the gross proceeds from the sale of shares sold under the Sales Agreement. In addition, the Company has agreed to reimburse certain expenses incurred by the Agent in connection with the offering. On October 15, 2024, an investor exercised 425,000 pre-funded
warrants at an exercise price of $0.0001 per share. On October 15, 2024, October 17, 2024,

October 18, 2024,
and October 29, 2024,
investors exercised 1,496,214, 308,803, 950,000,
1,554,404
common warrants, respectively, at an exercise price of $3.86 per share.

Also on October 29, 2024, an investor exercised 588,239 Series 2 warrants at an exercise price of $1.93 per share.

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

Our silence and replace technology utilizes proprietary DNA expression cassettes to foster continuous production of gene silencing shRNAs and wild type proteins (via expression of the wild type transgene). A range of viral gene therapy vectors can be used to deliver the DNA construct into the nucleus of the target cell and, upon delivery, shRNA molecules are expressed and subsequently processed by intracellular enzymes into siRNA molecules that silence the expression of the mutant, disease-causing protein (Figure 2).

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

Our Pipeline

The following table sets forth our current product candidate and the development status:

Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy

We are developing BB-301 for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD). The Investigational New Drug (IND) application for BB-301 was approved to proceed by the U.S. Food and Drug Administration in June 2023. The first study subject was safely treated in the BB-301 Phase 1b/2a clinical trial (NCT06185673) in November 2023. The second study subject was safely treated in February 2024, and the third study subject was safely treated in October 2024. BB-301 is the lead investigational gene therapy agent under development by Benitec, and the key attributes of BB-301 are outlined in Figure 3.

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

•

The OPMD NH Study will characterize the level of dysphagia borne by each OPMD subject at baseline and assess subsequent progression of dysphagia via the use of the following quantitative radiographic measures (i.e., videofluoroscopic swallowing studies or “VFSS”). The VFSS outlined below collectively provide objective assessments of global swallowing function and the function of the pharyngeal constrictor muscles (i.e., the muscles whose functional deterioration drives disease progression in OPMD):

•	Total Pharyngeal Residue %(C2-4)2

•	Pharyngeal Area at Maximum Constriction (PhAMPC)

•	Dynamic Imaging Grade of Swallowing Toxicity Scale (DIGEST)

•	Vallecular Residue %(C2-4)2, Pyriform Sinus Residue %(C2-4)2, and Other Pharyngeal Residue %(C2-4)2

•	Normalized Residue Ratio Scale (NRRSv, NRRSp)

•	Pharyngeal Construction Ratio (PCR)

•

The NH study will also employ clinical measures of global swallowing capacity and oral-pharyngeal dysphagia, along with two distinct patient-reported outcome instruments targeting the assessment of oral-pharyngeal dysphagia.

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

•	In December 2022, Benitec began screening OPMD subjects for the NH Study at the lead clinical study site in the United States.

•	In January 2023, Benitec announced the enrollment of the first OPMD subject into the NH Study in the United States.

•

In November 2023, Benitec announced the completion of the administration of BB-301 to the first study subject in the Phase 1b/2a clinical study (NCT06185673) in the United States. The second study subject was treated with BB-301 in February 2024, and the third study subject was treated in October 2024.

•	As of January 2024, 23 subjects had enrolled into the NH study in the United States.

•

On October 14, 2024 Benitec reported positive interim clinical trial data for study subject 1 (9-months post-BB-301 treatment) and study subject 2 (6-months post-BB-301 treatment) in the BB-301 Phase 1b/2a Treatment Study (NCT06185673)

Summary of Results:

•	Two subjects have received the lowest-dose of gene therapy BB-301 (1.2e13 vg/subject), and there were no Significant Adverse Events.

•

Dysphagic symptoms at baseline for Subject 1 (7-years post diagnosis) were more severe than those of Subject 2 (6-years post diagnosis) as assessed by pre-dose Sydney Swallow Questionnaire (SSQ) and Total Pharyngeal Residue (TPR) results, but both Subjects experienced significant levels of clinical benefit per the post-dose SSQ scores and TPR results.

•	The SSQ Total Scores and SSQ Sub-Scores correlate strongly with the VFSS TPR results.

•	Subject 1 experienced clinically meaningful improvements in post-dose SSQ Total Score and SSQ Sub-Scores at Day 270 driven by corresponding reductions in VFSS TPR values.

•

Subject 2 experienced clinically meaningful improvements in post-dose SSQ Total Score and SSQ Sub-Scores at Day 180, with an SSQ Total Score representative of a normal swallowing profile, driven by a corresponding reduction in the frequency of pathologic low-volume sequential swallows.

•	These data represent the first reported successful improvements in swallow function using a novel gene therapy for OPMD.

Subjects enrolled in the NH Study and the BB-301 Phase 1b/2a Clinical Study have been shown to be impacted by:

•	Excessive accumulation of pharyngeal residue post-swallow

•	Pathologic low-volume sequential swallows (i.e., rapid contractions of the pharyngeal muscles during the consumption of low volumes of thin liquids)

Subject 1 (270 Days post-BB-301 dose):

Global inefficiency of swallowing for solid food, thin liquid, and thick liquids drives dysphagia for Subject 1.

Subject 1 displayed continued clinically meaningful reductions (i.e., improvements) in SSQ Total Score (35% reduction) and SSQ Sub-Scores (42% reduction for Thin Liquid, 16% reduction for Solid Food, and 22% reduction for Thick Liquids). Subject 1 displayed correspondingly significant reductions (i.e., improvements) in VFSS TPR (33% reduction for Thin Liquid, 18% reduction for Solid Food, and 30% reduction for Thick Liquids) following the administration of the low-dose of BB-301 as compared to the average values recorded for Subject 1 during the pre-dose period.

Subject 2 (180 Days post-BB-301-dose):

Pathologic low-volume sequential swallowing for thin liquid drives dysphagia for Subject 2. Pathologic low-volume sequential swallows are experienced by the subject as multiple swallows and are detected during VFSS as a series of rapid contractions of the pharyngeal muscles interrupting the discrete peristaltic contraction pattern typically observed during swallows of low volumes of thin liquids.

Subject 2 displayed clinically meaningful reductions (i.e., improvements) in SSQ Total Score (89% reduction) and the SSQ Sub-Score for the necessity of repeat swallows during consumption (84% reduction) as compared to the average values recorded for Subject 2 during the pre-dose period. The average post-dose SSQ Total Score of 82 is representative of a clinically normal swallowing profile for Subject 2. Subject 2 displayed correspondingly significant reductions (i.e., improvements) in the post-dose frequency of low-volume sequential swallows as evaluated by VFSS (92% reduction) following the administration of the low-dose of BB-301 as compared to the pre-dose values recorded for Subject 2 during the pre-dose period.

All study Subjects are blinded to their SSQ Total Scores and VFSS TPR assessment results, and the Central Reader for the VFSS assessments is blinded to the SSQ Total Scores and SSQ Sub-Scores for all Study Subjects.

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

The Company has outstanding Series 2 warrants (the “Series 2 Warrants”) which are currently exercisable into 1,733,503 shares of common stock after giving effect to the Reverse Stock Split and exercises as of September 30, 2024. The Series 2 Warrants contain an exercise price adjustment mechanism providing that certain issuances of common stock (or common stock equivalents) if made at a price lower than the existing exercise price of $11.22 of such Series 2 Warrants, would reset the exercise price to such lower price. As a result of the August 11, 2023 public offering, the exercise price of the Series 2 Warrants has been automatically reset as of the closing time of such public offering to $1.9299.

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

ATM Agreement

On October 11, 2024, the Company into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the Sales Agreement, the Company may offer and sell shares of the Company’s common stock having an aggregate offering amount of up to $75 million from time to time through the Agent. The Agent will use its commercially reasonable efforts, as the agent and subject to the terms of the Sales Agreement, to sell the shares offered. Sales of the shares, if any, may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company may also agree to sell shares to the Agent as principal for its own account on terms agreed to by the Company and the Agent. The Agent will be entitled to a commission from the Company of 3.0% of the gross proceeds from the sale of shares sold under the Sales Agreement. In addition, the Company has agreed to reimburse certain expenses incurred by the Agent in connection with the offering. Shares sold pursuant to the Sales Agreement, if any, will be sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-277310), that was filed with the Securities and Exchange Commission, including the related prospectus, dated March 5, 2024, as supplemented by a prospectus supplement.

Results of Operations

Revenues

The Company has not generated any revenues from the sales of products. Revenues from licensing fees are included in the revenue from customers line item on our consolidated statements of operations and comprehensive loss. Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies. The Company did not recognize any revenue during the three months ended September 30, 2024 and September 30, 2023.

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

Operating Expenses

The following tables sets forth a summary of our expenses for each of the periods:

	Three Months Ended
	September 30,
	2024	2023
	(US$ 000)
Royalties and license fees	$—	$(106)
Research and development	3,585	4,429
General and administrative	2,206	1,551

Total operating expenses	$5,791	$5,874

During the three months ended September 30, 2024 and September 30, 2023, we incurred royalties and license fees expenses of zero and $(106) thousand, respectively. The credits to expense during the three months ended September 30, 2023 relate to the reversal of accruals for license fees no longer due.

During the three months ended September 30, 2024 and September 30, 2023, respectively, we incurred $3.6 million and $4.4 million in research and development expenses, respectively. Research and development expenses relate primarily to ongoing clinical development of BB-301 for the treatment of OPMD. The year-over-year decrease for the three-month period ended September 30, 2024 reflects the timing of contract manufacturing activity and the timing of payments for the OPMD Natural History and Dosing study.

General and administrative expense totaled $2.2 million and $1.6 million for the three months ended September 30, 2024 and September 30, 2023, respectively. The increase for the three-month period ended September 30, 2024 relates primarily to an increase in share based compensation of $231 thousand and corporate costs related to the filing of an At-the-Market offering and related legal fees of $282 thousand.

The following tables sets forth a summary of our other income (loss) for each of the periods:

	Three Months Ended
	September 30,
	2024	2023
	(US$’000)
Other Income (Loss):
Foreign currency transaction gain (loss)	$93	$(56)
Interest income (expense), net	604	(6)
Other income (expense), net	35	(18)

Total other income (loss), net	$732	$(80)

Other income (loss), net during the three months ended September 30, 2024 and September 30,2023, which consists of foreign currency transaction gain (loss), interest income (expense), other income (expense), totaled $732 thousand and $(80) thousand, respectively. Foreign currency transaction gains and losses reflect changes in foreign exchange rates. Net interest income for the quarter ended September 30, 2024, in comparison to the loss reported for the quarter ended September 30, 2023, reflects the increase in the Company’s cash and cash equivalent balances. Other income (expense) recognized during the three months ended September 30, 2024 relates to recognition of a tax penalty refund.

Liquidity and Capital Resources

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $195 million as of September 30, 2024. We expect that our research and development expenses will increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States.

We had no borrowings as of September 30, 2024 and do not currently have a credit facility.

As of September 30, 2024, we had cash and cash equivalents of approximately $67.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts. . On October 11, 2024, we entered into the Sales Agreement as discussed above, which provides for the sale of up to $75 million of our common stock from time-to-time in “at-the-market offerings”.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Three Months Ended
	September 30,
	2024	2023
	(US$’000)
Net cash provided by (used in):
Operating activities	$(4,586)	$(4,577)
Investing activities	—	—
Financing activities	21,655	27,919
Effects of exchange rate changes on cash and cash equivalents	(94)	45

Net increase in cash, cash equivalents, and restricted cash	$67,905	$25,877

Operating activities

Net cash used in operating activities for the three months ended September 30, 2024 and 2023 was $4.6 million and $4.6 million, respectively. Net cash used in operating activities was primarily the result of our net loss, partially offset by non-cash expenses, and changes in working capital, including a decrease in payables, trade and other receivables, and prepaid expenses.

Investing activities

Net cash used in investing activities for the three month periods ended September 30, 2024 and 2023 was zero, respectively.

Financing activities

Net cash provided by financing activities was $21.7 million and $27.9 million for the three months ended September 30, 2024 and 2023, respectively. Cash from financing activities in the three months ended September 30, 2024 was related to the issuance of common stock for the exercise of pre-funded warrants, Series 2 warrants, and common warrants, with gross proceeds of $21.7 million. Cash from financing activities in the three months ended September 30, 2023 was related to the issuance of common stock, pre-funded warrants, and common warrants, with gross proceeds of $30.9 million, partially offset by $3.0 million in share issuance costs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this Report we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting further described in Management’s Report on Internal Control Over Financial Reporting in Item 9A of our Form 10-K for the fiscal year ended June 30 2024 (relating to our accounting personnel not being able to process and account for complex, non-routine transactions), in accordance with US GAAP due to the Company lacking sufficient personnel and outside consultants with technical accounting expertise to process and account for complex and non-routine transactions), our principal executive officer and principal financial officer, concluded that as of September 30, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. In order to remediate this matter, we plan to retain the assistance of additional accounting expert to assist in the accounting and reporting of complex, non-routine transactions. We will consider the material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

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

Changes in Internal Control over Financial Reporting

Other than the efforts towards remediating the material weakness as previously described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are currently not a party to any material legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form
10-K
for the fiscal year ended June 30, 2024, other than the following:
The exercise of Warrants to purchase our Common Stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. Such dilution will increase if more of our shares are redeemed.
As of November 12, 2024, we had outstanding
(i) Pre-Funded
Warrants to purchase an aggregate of 15,151,938 shares of our Common Stock and (ii) Ordinary Warrants to purchase an aggregate of 5,988,901 shares of our Common Stock. The likelihood that those Warrants will be exercised increases if the trading price of shares of our stock exceeds the exercise pr ice
of the Warrants (or the purchase price of the Warrants). To the extent the Warrants are exercised, additional shares of Common Stock will be issued, which will result in dilution to the holders of our stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of shares of Common Stock issued upon the exercise of Warrants in the public market or the potential that such Warrants may be exercised could also adversely affect the market price of our Common Stock.
Sales of a substantial amount of the Common Stock in the public markets may cause the market price of the Common Stock to decline.
In connection with a private investment in public equity (PIPE) financing which closed on April 22, 2024 (the “April 2024 private placement”), we agreed to register for re-sale
shares of common stock and
pre-funded
warrants to purchase shares of common stock issued in the private placement together with any shares of Common Stock held by each purchaser as of the filing date that could not otherwise be sold without being subject to the volume limitations contained in Rule 144(e), including any shares of Common Stock then issued or issuable upon exercise of any warrants to purchase Common Stock (without regard to any exercise limitations therein). Sales of those shares, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. The sale or possibility of sale of these shares could have the effect of increasing the volatility in the price of our Common Stock or the market price of our Common Stock could decline if the holders of currently restricted shares of Common Stock sell them or are perceived by the market as intending to sell them. Moreover, the sale of such shares, any announcement or other public disclosure regarding such sales should they occur, the perceived risk of such sales, the dilution that would result from such sales should they occur and the resulting downward pressure on our share price as a result of the foregoing could encourage investors to engage in short sales of our Common Stock. By increasing the number of shares of Common Stock offered for sale as a result of the resale registration statement we are filing and expect to file, material amounts of short selling could further contribute to progressive price declines in our Common Stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended September 30, 2024, none of our directors or officers adopted, modified, or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement” as such terms are defined under Item 408 of Regulation
S-K.

Item 6. Exhibits.

Number	Description of Document

1.1	Sales Agreement, dated October 11, 2024, between Benitec Biopharma Inc. and Leerink Partners LLC (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed on October 11, 2024 (File. No. 001-39267))

10.1	Third Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of August 29, 2024 (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement of Schedule 14A filed on July 29, 2024 (File. No. 001-39267))

10.2	Letter Agreement, dated as of September 26, 2024, by and between Benitec Biopharma Inc. and Suvretta Capital Management, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on October 8, 2024 (File. No. 001-39267))

31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Benitec Biopharma Inc.

Dated: November 14, 2024	/s/ Jerel Banks
Jerel Banks
Executive Chairman and Chief Executive Officer
(principal executive officer)

/s/ Megan Boston
Megan Boston
Executive Director (principal financial and accounting officer)