Form 10-Q
period 2024-12-31
Benitec Biopharma Inc.
filed 2025-02-14
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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
of the Exchange Act). Yes ☐ or No ☒
We had 23,451,475 shares of our common stock outstanding as of the close of business on
February
14, 2025.

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

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	December 31, 2024	June 30, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,283	$50,866
Restricted cash	62	63
Trade and other receivables	2	229
Prepaid and other assets	366	516

Total current assets	78,713	51,674
Property and equipment, net	151	179
Deposits	25	25
Prepaid and other assets	42	62
Right-of-use assets	137	270

Total assets	$79,068	$52,210

Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$2,415	$4,165
Accrued employee benefits	537	475
Lease liabilities, current portion	137	284

Total current liabilities	3,089	4,924
Non-current accrued employee benefits	38	38

Total liabilities	3,127	4,962

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	—	—
Common stock, $0.0001 par value—160,000,000 shares authorized; 23,451,475 shares and 10,086,119 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	2	1
Additional paid-in capital	279,302	238,398
Accumulated deficit	(202,675)	(190,259)
Accumulated other comprehensive loss	(688)	(892)

Total stockholders’ equity	75,941	47,248

Total liabilities and stockholders’ equity	$79,068	$52,210

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenue:
Licensing revenues from customers	$—	$—	$—	$—

Total revenues	—	—	—	—
Operating expenses
Royalties and license fees	—	1	—	(105)
Research and development	5,072	5,102	8,657	9,531
General and administrative	3,538	1,824	5,744	3,375

Total operating expenses	8,610	6,927	14,401	12,801

Loss from operations	(8,610)	(6,927)	(14,401)	(12,801)
Other income (loss):
Foreign currency transaction gain (loss)	(294)	152	(201)	96
Interest income (expense), net	823	(6)	1,427	(12)
Other expense, net	(40)	(16)	(5)	(34)
Gain on extinguishment of liabilities	764	—	764	—
Unrealized loss on investment	—	(1)	—	(1)

Total other income, net	1,253	129	1,985	49

Net loss	$(7,357)	$(6,798)	$(12,416)	$(12,752)

Other comprehensive income:
Unrealized foreign currency translation gain (loss)	305	(172)	204	(122)

Total other comprehensive income (loss)	305	(172)	204	(122)

Total comprehensive loss	$(7,052)	$(6,970)	$(12,212)	$(12,874)

Net loss	$(7,357)	$(6,798)	$(12,416)	$(12,752)

Deemed dividends	—	—	—	(619)

Net loss attributable to common shareholders	$(7,357)	$(6,798)	$(12,416)	$(13,371)

Net loss per share:
Basic and diluted	$(0.33)	$(2.64)	$(0.76)	$(5.65)

Weighted average number of shares outstanding: basic and diluted	22,075,332	2,576,347	16,368,314	2,366,706

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2023	1,671,485	$—	$168,921	$(167,889)	$(830)	$202
Issuance of common stock, pre-funded warrants, and common warrants sold for cash, net of offering costs of $2,964	875,949	—	27,919	—	—	27,919
Anti-dilution adjustment to warrants	—	—	619	(619)	—	—
Share-based compensation	—	—	91	—	—	91
Foreign currency translation gain	—	—	—	—	50	50
Net loss	—	—	—	(5,954)	—	(5,954)

Balance at September 30, 2023	2,547,434	—	197,550	(174,462)	(780)	22,308
Exercise of pre-funded warrants	25,000	—	—	—	—	—
Exercise of Series 2 warrants	20,000	—	39	—	—	39
Share-based compensation	—	—	93	—	—	93
Foreign currency translation loss	—	—	—	—	(172)	(172)
Net loss	—	—	—	(6,798)	—	(6,798)

Balance at December 31, 2023	2,592,434	$—	$197,682	$(181,260)	$(952)	$15,470

Balance at June 30, 2024	10,086,119	$—	$238,398	$(190,259)	$(892)	$47,248
Exercise of pre-funded warrants	1,768,454	—	—	—	—	—
Exercise of Series 2 warrants	857,845	—	1,655	—	—	1,655
Exercise of common warrants	5,181,347	—	20,002	—	—	20,002
Share-based compensation	—	—	435	—	—	435
Foreign currency translation loss	—	—	—	—	(101)	(101)
Net loss	—	—	—	(5,059)	—	(5,059)

Balance at September 30, 2024	17,893,765	—	260,490	(195,318)	(993)	64,180
Exercise of pre-funded warrants	606,129	—	—	—	—	—
Exercise of Series 2 warrants	642,160	—	1,240	—	—	1,240
Exercise of common warrants, net of issuance cost of $2	4,309,421	—	16,630	—	—	16,630
Share-based compensation	—	—	943	—	—	943
Foreign currency translation gain	—	—	—	—	305	305
Net loss	—	—	—	(7,357)	—	(7,357)

Balance at December 31, 2024	23,451,475	$—	$279,303	$(202,675)	$(688)	$75,941

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,416)	$(12,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	36
Amortization of right-of-use assets	133	126
Unrealized loss on investment	—	1
Gain on extinguishment of liabilities	(764)	—
Share-based compensation expense	1,378	184
Changes in operating assets and liabilities:
Trade and other receivables	226	—
Prepaid and other assets	165	846
Trade and other payables	(980)	1,707
Accrued employee benefits	77	46
Lease liabilities	(147)	(136)

Net cash used in operating activities	(12,289)	(9,942)

Cash flows from investing activities:
Purchase of property and equipment	(12)	—

Net cash used in investing activities	(12)	—
Cash flows from financing activities:
Proceeds from exercise of pre-funded warrants, series 2 warrants and common warrants	39,529	30,922
Share issuance transaction costs	(2)	(2,964)

Net cash provided by financing activities	39,527	27,958

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	190	(118)

Net increase in cash, cash equivalents, and restricted cash	27,416	17,898
Cash, cash equivalents, and restricted cash, beginning of period	50,929	2,490

Cash, cash equivalents, and restricted cash, end of period	$78,345	$20,388

Supplemental disclosure of cash flow information
Deemed dividend	$—	$619

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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions. There were no cash equivalents as of December 31, 2024 and June 30, 2024.
Restricted cash balances of $62 thousand and $63 thousand as of December 31, 2024 and June 30, 2024, respectively, are used to secure the Company’s credit card.
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
Trade and Other Receivables
The Company adopted ASC 326—
Financial Instruments—Credit Losses (Topic 326
) as of July 1, 2023. As such, the Company estimates current expected credit losses (CECL) on trade and other receivables on an ongoing basis, and will recognize those expected credit losses immediately. Estimates of current expected credit losses will be based on analyses of individual customer circumstances and historical write-off
experience. The Company’s analyses will consider the aging of receivable accounts, customer creditworthiness, and general economic conditions.
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
Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of December 31, 2024, and June 30, 2024, there were 25,551,630 and 35,453,286 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU
No. 2016-13:
Financial Instruments—Credit Losses (Topic 326
). This ASU represents a significant change in the accounting for credit losses model by requiring immediate recognition of management’s estimates of current expected credit losses (CECL). Under the prior model, losses were recognized only as they were incurred. The Company adopted this ASU effective July 1, 2023 and determined that its impact on the accompanying consolidated financial statements is immaterial.
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

In November 2023, the FASB issued ASU
No. 2023-07,
Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures
, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure req uire
ments to enable users of financial sta
teme
nts to better
unde
rstand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its disclosures within the consolidated financial statements.
3. Liquidity
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2024, and 2023, the Company incurred net losses of $12.4 million and $12.8 million, respectively, and used cash in operations of $12.3 million and $9.9 million, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.

The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its full operating costs, and as such, is dependent on funding operations through capital financing activities. As of December 31, 2024, the Company had $78.3 million in cash and cash equivalents. On April 22, 2024 we closed a private investment in public equity (PIPE) financing in which we sold 5,749,152 shares of common stock at a price per share of $4.80 and, in lieu of shares of common stock, pre-funded
warrants to purchase up to an aggregate of 2,584,239 shares of common stock at a price per pre-funded
warrant of $4.7999, to certain accredited institutional investors. The pre-funded
warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. Gross proceeds from the financing totaled $40.0 million. The Company also received additional cash during the six months ended December 31,2024 due to warrant exercises totaling $39.5 million. See Note 9. Stockholders Equity. We estimate that our cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months from the date of this report.
The Company’s ability to continue as a going concern is dependent upon its ability to manage its net loss, become profitable, and obtain adequate financing. While the Company believes in its ability to generate revenue and raise additional funds, there can be no assurances to that effect. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern due to unsuccessful product development or commercialization, or the inability to obtain adequate financing in the future.
4. Cash, cash equivalents, and restricted cash

(US$’000)	December 31, 2024	June 30, 2024
Cash at bank	$78,283	$50,866
Restricted cash	62	63

Total	$78,345	$50,929

5. Prepaid and other assets

(US$’000)	December 31, 2024	June 30, 2024
Prepaid expenses	$407	$577
Market value of listed shares	1	1

Total other assets	408	578
Less: non-current portion	(42)	(62)

Current portion	$366	$516

6. Property and equipment, net

(US$’000)	December 31, 2024	June 30, 2024
Software	$6	$6
Lab equipment	1,533	1,521
Computer hardware	32	32
Leasehold improvements	24	24

Total property and equipment, gross	1,595	1,583

Accumulated depreciation and amortization	(1,444)	(1,404)

Total property and equipment, net	$151	$179

Depreciation and amortization expense was $14 thousand and $39 thousand for the three and six months ended December 31, 2024, and $17 thousand and $36 thousand respectively, for the same periods in 2023.

7. Trade and other payables

(US$’000)	December 31, 2024	June 30, 2024
Trade payable	$593	$1,351
Accrued consultant fees	16	75
Accrued professional fees	118	97
Accrued clinical development project costs	1,596	2,504
Other payables	92	138

Total	$2,415	$4,165

During the period ended December 31, 2024, the Company agreed to resolve disputed trade payables and accrued clinical development project costs of $
1.2
 million with a vendor for $
495
 thousand. This settlement resulted in a gain of $
764
 thousand r
ecorded in the statement of operations and other comprehensive loss under other income (expense) for the period.

8. Leases
The Company has entered into an operating lease for office space under an agreement that expires in 2025. The lease requires the Company to pay utilities, insurance, taxes, and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.
The tables below show the changes during the six months ended December 31, 2024:

(US$’000)	Operating lease right- of- use assets
Balance at July 1, 2024	$270
Amortization of right of use asset	(133)

Operating lease right-of-use asset at December 31, 2024	$137

(US$’000)	Operating lease liabilities
Balance at July 1, 2024	$284
Principal payments on operating lease liabilities	(147)

Operating lease liabilities at December 31, 2024	137
Less: non-current portion	—

Current portion at December 31, 2024	$137

As of December 31, 2024, the Company’s operating lease has a remaining lease term of 0.5 years and a discount rate of 4.67%. The maturities of the operating lease liabilities are as follows:

(US$’000)	December 31, 2024
2025	$139

Total operating lease payments	139
Less imputed interest	(2)

Present value of operating lease liabilities	$137

The Company recorded lease liabilities and
right-of-use
lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. Rent expense was $0.1 million and $0.1 million for the three and six months ended December 31, 2024, respectively,
a
n
d
 $0.1 million and $0.1 million for the same periods in 2023.

9. Stockholders’ equity
Preferred Stock
On December 6, 2024, the stockholders of the Company approved an amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as amended, to authorize the issuance of 5,000,000 shares of preferred stock, par value $0.0001. As of December 31, 2024, there were no preferred shares issued and outstanding.
Common Stock
On December 8, 2021, the stockholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock of the Company from 10,000,000 to 40,000,000, which became effective on December 17, 2021. On December 7, 2022, the stockholders of the Company approved another amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 160,000,000. The Charter Amendment was filed with the Secretary of State of the State of Delaware and became effective December 9, 2022. On July 26, 2023, the Company effected a
1-for-17
reverse stock split (the “Reverse Stock Split”) .
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
Warrants
On
December 6, 2019, investors were issued four Purchase Warrants that were exercisable into 12,600 fully paid shares of common stock should the Purchase Warrants be exercised in full (“Purchase Warrants”). The exercise price for the Purchase Warrants is $178.50 per share issued on exercise of a Purchase Warrant. The Purchase Warrants are exercisable, in whole or in part, any time from the date of issue until the fifth anniversary of the date of issue (December 6, 2024). On April 22, 2020, the Company issued 2,201 shares of common stock in connection with a cashless exercise of Purchase Warrants exercisable for 6,300 shares of common stock. The Company did not have an effective registration statement registering the resale of the Warrant Shares by the Holder at the time the Holder wanted to exercise the warrant; therefore, the Holder carried out a cashless exercise. The formula for conducting a cashless exercise was outlined in the Warrant agreement.

6,300

purchase warrants remained unexercised and expired in December 2024.
On September 15, 2022, we closed an underwritten public offering in which we issued and sold (i) 1,037,520 shares of the Company’s common stock, (ii) 12,171,628 pre-funded
warrants, which, after giving effect to the Reverse Stock Split, are currently exercisable into 715,979 shares of common stock at an exercise price of $0.0017 per share until exercised in full and (iii) 29,809,471 Series 2 warrants (the “Series 2 Warrants”), which, after giving effect to the Reverse Stock Split, are currently exercisable into 1,753,503 shares of common stock at an exercise price of $11.22 per share. The Series 2 warrants sold in the offering became exercisable commencing December 9, 2022, the date on which the Company had both (a) received approval from its stockholders to increase the number of shares of common stock it is authorized to issue and (b) effected such stockholder approval by filing with the Secretary of State of the State of Delaware a certificate of amendment to its Amended and Restated Certificate of Incorporation, and will expire on the fifth anniversary of such initial exercise date. The combined purchase price for each share of common stock and accompanying common warrant was $10.20, which was allocated as $10.03 per share of common stock and $0.17 per common warrant. The Series 2 Warrants contain an exercise price adjustment mechanism providing that certain issuances of common stock (or common stock equivalents), if made at a price lower than the then existing exercise price of such Series 2 Warrants would reset the exercise price to such lower price. As a result of the August 11, 2023 public offering, the exercise price of the Series 2 Warrants has been automatically reset as of the closing time of such public offering to $1.9299. For the six months ended December 31, 2023, we recorded a deemed dividend, for accounting purposes, during the fiscal quarter ended September 30, 2024 of $618,987 as a result of an adjustment to the exercise price of its Series 2 Warrants due to an exercise price adjustment provision in such warrants.
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
On December 12, 2024, an investor exercised 181,129
pre-funded
warrants on a cashless basis. Also on December 18, 2024, investors exercised 53,921 Series 2 warrants at an exercise price of $1.93 per share.
Total proceeds received by the Company during the
six-month
period ended December 31, 2024 from the exercises of warrants totaled $39.5 million
.
As of December 31, 2024, there were 20,898,490 warrants outstanding.
The activity related to warrants for the six months ended December 31, 2024, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2024	34,271,146	$1.85
Pre-funded warrants exercised	1,768,454	$0.0001
Series 2 warrants exercised	857,845	$1.9299
Common warrants exercised	5,181,347	$3.86

Outstanding and exercisable at September 30, 2024	26,463,500	$1.57

Pre-funded warrants exercised	606,129	$0.0001
Series 2 warrants exercised	642,160	$1.9299
Common warrants exercised	4,309,421	$3.86
Purchase warrants expired	6,300	$178.50

Outstanding and exercisable at December 31, 2024	20,898,490	$1.08

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
Non-employee
director options vest in increments of
one-third
on the day prior to each of the Company’s next three annual stockholder meetings following the grant date. Executive Options granted on December 9, 2024, and December 27, 2024, vest in sixteen substantially equal quarterly installments on the last day of each full fiscal quarter of the Company ending after the grant date. If an option holder dies or terminates employment or service due to Disability (as defined in the 2020 Plan), the option holder generally has 12 months to exercise their vested options, or the options are cancelled. If an option holder otherwise leaves the Company, other than for a termination by the Company for Cause (as defined in the 2020 Plan), the option holder generally has 90 days to exercise their vested options, or the options are cancelled. The maximum contractual term of options granted under the 2020 Plan is ten years. Upon the consummation of a Change in Control (as defined in the 2020 Plan), all unvested stock options will immediately vest as of immediately prior to the Change in Control.

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
Equity Awards
The activity related to equity awards, which are comprised of stock options during the six months ended December 31, 2024 is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2024	1,182,140	$6.58	9.51 years	$2,342,847
Granted	3,470,000	12.16	9.94 years	1,615,500
Expired	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2024	4,652,140	$10.75	9.71 years	$10,407,270
Exercisable at December 31, 2024	96,700	$24.12	7.66 years	$534,417
Share-Based Compensation Expense
The classification of share-based compensation expense is summarized as follows:

	Three Months Ended		Six Months Ended
	December 31,
(US$’000)	2024	2023	2024	2023
Research and development	$123	$33	$236	$67
General and administrative	820	60	1,142	117

Total share-based compensation expense	$943	$93	$1,378	$184

As of December 31, 2024, there was $40.0 million of unrecognized share-based compensation
expense related to stock options issued under the Share Option Plan and the 2020 Plan, which is expected to be recognized over a weighted average period of 3.74 years.
10. Income taxes
For the three and six months ended December 31, 2024, and December 31, 2023, respectively, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
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
12. Related party transactions
During the six month periods ended December 31, 2024 and December 31, 2023, the Company did not enter into any related party transactions.

13. Subsequent events
On January 30, 2025, the Company entered into an operating lease for office space in Los Angeles, California that expires in
July 2026
for $15 thousand per month.
The fifth Subject in the BB-301 Phase 1b/2a clinical trial (NCT06185673) was safely treated with the low-dose of BB-301 in early February 2025.
On February 13, 2025, the Compensation Committee of the Company’s board of directors approved a change to the base salary of Megan Boston, the Company’s CFO, from USD$415k to USD$531.9k to be effective March 1, 2025. The base salary change was approved in anticipation of Ms. Boston relocating from Australia to Los Angeles, California. In connection with such relocation, the Compensation Committee also approved moving and transitional housing allowances in aggregate amounts of approximately $5,000 and $18,000, respectively.

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

•

AVV vectors can accommodate the multi-functional DNA expression cassettes containing the engineered wild type transgenes and the novel genes encoding short hairpinRNA/microRNA molecules (shRNA/miRNA) that are required to support the development of therapeutic agents capable of the achievement of the goals of the silence and replace approach to therapy.

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

Our Pipeline

The following table sets forth our current product candidate and the development status:

Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy

We are developing BB-301 for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD)-related dysphagia. The Investigational New Drug (IND) application for BB-301 was approved to proceed by the U.S. Food and Drug Administration in June 2023. The first study subject was safely treated in the BB-301 Phase 1b/2a clinical trial (NCT06185673) in November 2023. The second study subject was safely treated in February 2024, the third study subject was safely treated in October 2024, and the fourth study subject was safely treated in December 2024. BB-301 is the lead investigational gene therapy agent under development by Benitec, and the key attributes of BB-301 are outlined in Figure 3.

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

Regarding Wild Type PABPN1 Silencing (i.e., target “knock-down”) Observed for BB-301 Within the Pharyngeal Muscle Tissues (Figure 10):

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

Operational Updates

The key milestones related to the development of BB-301 for the treatment of OPMD, along with other corporate updates, are outlined below:

BB-301 Clinical Development Program Overview:

•	The BB-301 clinical development program is being conducted in the United States, and the primary elements of the program are summarized below:

The program comprises approximately 76 weeks of follow-up which will consist of:

•

The OPMD Natural History (NH) Study: 6-month pre-treatment observation periods for the evaluation of baseline disposition and natural history of OPMD-derived dysphagia (swallowing impairment) in each study participant.

•

Dosing with BB-301: 1-day of BB-301 dosing to initiate participation in the Phase 1b/2a single-arm, open-label, sequential, dose-escalation cohort study (NCT06185673). BB-301 is delivered directly to the pharyngeal muscles of each study subject.

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

•

In November 2023, Benitec announced the completion of the safe administration of BB-301 to the first study subject in the Phase 1b/2a clinical study (NCT06185673) in the United States. The second study subject was safely treated with BB-301 in February 2024, the third study subject was safely treated in October 2024, and the fourth study subject was safely treated in December 2024.

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

•	These data represent the first reported successful improvements in swallowing function using a novel gene therapy for OPMD.

Subjects enrolled in the NH Study and the BB-301 Phase 1b/2a Clinical Study have been shown to be impacted by:

•	Excessive accumulation of pharyngeal residue post-swallow

•

Pathologic low-volume sequential swallows (i.e., rapid contractions of the pharyngeal muscles, between which the pharyngeal resting diameter is not fully restored, during the consumption of low volumes of liquids)

Subject 1 (270 Days post-BB-301 dose):

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

As of January 31, 2025, four subjects have been dosed, with Subject 3 treated in October 2024 and Subject 4 treated in December 2024.

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

The Company has outstanding Series 2 warrants (the “Series 2 Warrants”) which are currently exercisable into 155,459 shares of common stock after giving effect to the Reverse Stock Split and exercises as of December 31, 2024. The Series 2 Warrants contain an exercise price adjustment mechanism providing that certain issuances of common stock (or common stock equivalents) if made at a price lower than the existing exercise price of $11.22 of such Series 2 Warrants, would reset the exercise price to such lower price. As a result of the August 11, 2023 public offering, the exercise price of the Series 2 Warrants has been automatically reset as of the closing time of such public offering to $1.9299.

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

ATM Agreement

On October 11, 2024, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the Sales Agreement, the Company may offer and sell shares of the Company’s common stock having an aggregate offering amount of up to $75 million from time to time through the Agent. The Agent will use its commercially reasonable efforts, as the agent and subject to the terms of the Sales Agreement, to sell the shares offered. Sales of the shares, if any, may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company may also agree to sell shares to the Agent as principal for its own account on terms agreed to by the Company and the Agent. The Agent will be entitled to a commission from the Company of 3.0% of the gross proceeds from the sale of shares sold under the Sales Agreement. In addition, the Company has agreed to reimburse certain expenses incurred by the Agent in connection with the offering. Shares sold pursuant to the Sales Agreement, if any, will be sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-277310), that was filed with the Securities and Exchange Commission, including the related prospectus, dated March 5, 2024, as supplemented by a prospectus supplement.

Results of Operations

Revenues

The Company has not generated any revenues from the sales of products. Revenues from licensing fees are included in the revenue from customers line item on our consolidated statements of operations and comprehensive loss. Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies. The Company did not recognize any revenue during the three and six months ended December 31, 2024 and December 31, 2023.

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

On September 13, 2023, the Compensation Committee (the “Compensation Committee”) of the Company’s Board of Directors approved increases of the base salaries of Dr. Jerel Banks, the Company’s Executive Chairman and Chief Executive Officer, and Megan Boston, the Company’s Chief Financial Officer and Secretary , to $655,200 and $350,784 (Ms. Boston’s salary as noted has been converted from AUD $1.00 to USD $0.64, which was the conversion rate as of September 13, 2023) respectively, each adjustment being effective as of October 1, 2023. Ms. Boston was appointed as the Company’s Chief Financial Officer effective January 1, 2025. On December 9, 2024, the Compensation Committee approved increases of the base salaries of Dr. Jerel Banks and Megan Boston to $667,000 and $415,000, respectively, each adjustment being effective as of January 1, 2025. The Compensation Committee further determined that the target annual discretionary bonus with respect to the Company’s 2025 fiscal year for Dr. Jerel Banks and Megan Boston will be 55% and 40% of their base salary, respectively. On December 9, 2024, the Board of Directors appointed Sophie Mukadam as Chief Operating Officer of the Company, effective as of January 1, 2025. Sophie Mukadam will receive a base salary of $500,000 and a target annual bonus of 40% of base salary.

Operating Expenses

The following tables sets forth a summary of our expenses for each of the periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(US$’000)
Operating Expenses:
Royalties and License Fees	$—	$1	$—	$(105)
Research and development	5,072	5,102	8,657	9,531
General and administrative	3,538	1,824	5,744	3,375

Total operating expenses	$8,610	$6,927	$14,401	$12,801

During the three and six months ended December 31, 2024 and December 31, 2023, we incurred royalties and license fees expenses of zero and $1 thousand and zero and $(105) thousand, respectively. The credits to expense during the six months ended December 31, 2023 relate to the reversal of accruals for license fees no longer due.

During the three and six months ended December 31, 2024, respectively, we incurred $5.1 million and $8.7 million in research and development expenses, respectively, as compared to $5.1 million and $9.5 million for the comparable periods ended December 31, 2023. Research and development expenses relate primarily to ongoing clinical development of BB-301 for the treatment of OPMD. The year-over-year decrease for the three and six-month periods ended December 31, 2024 reflects the timing of contract manufacturing activity and the timing of payments for the OPMD Natural History and Dosing study.

General and administrative expense totaled $3.5 million and $5.7 million for the three and six months ended December 31, 2024, compared to $1.8 million and $3.4 million for the comparable periods ended December 31, 2023. The increase for the three and six-month period ended December 31, 2024 relates primarily to an increase in share based compensation of $850 thousand and $1.2 million and corporate costs related to the filing of an At-the-Market offering and related legal fees of $643 thousand and $945 thousand, respectively.

Other Income (Expense)

The following tables sets forth a summary of our other income (loss) for each of the periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(US$’000)
Other Income (Loss):
Foreign currency transaction gain (loss)	$(294)	$152	$(201)	$96
Interest income (expense), net	823	(6)	1,427	(12)
Other expense, net	(40)	(16)	(5)	(34)
Gain on extinguishment of liabilities	764	—	764	—
Unrealized loss on investment	—	(1)	—	(1)

Total other income (loss), net	$1,253	$129	$1,985	$49

Other income (loss), net during the three and six months ended December 31, 2024, which consists of foreign currency transaction gain (loss), interest income (expense), other income (expense), gain on extinguishment of liabilities, and unrealized loss on investment, totaled $1,253 thousand and $1,985 thousand, respectively. Other income (loss), net during the three and six months ended December 31, 2023, which consists of foreign currency transaction gain (loss), interest expense, other income (expense), and unrealized loss on investment, totaled $129 thousand and $49 thousand, respectively. Foreign currency transaction gains and losses reflect changes in foreign exchange rates. Net interest income for the three and six months period ended December 31, 2024, in comparison to the loss reported for the three and six months period ended December 31, 2023, reflects the increase in the Company’s cash and cash equivalent balances. Other income (expense) recognized during the three and six months ended December 31, 2024 relates to recognition of a franchise tax expenses. Gain on extinguishment of liabilities is due to the Company settling an outstanding trade payables and accrued clinical development project costs of $1.2 million with a vendor for $495 thousand due to a contractual dispute regarding contract performance and deliverables. This settlement resulted in a gain of $764 thousand in the current period.

Liquidity and Capital Resources

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $203 million as of December 31, 2024. We expect that our research and development expenses will increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States.

We had no borrowings as of December 31, 2024 and do not currently have a credit facility.

As of December 31, 2024, we had cash and cash equivalents of approximately $78.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts. On October 11, 2024, we entered into the Sales Agreement as discussed above, which provides for the sale of up to $75 million of our common stock from time-to-time in “at-the-market offerings”.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Six Months Ended
	December 31,
	2024	2023
	(US$’000)
Net cash provided by (used in):
Operating activities	$(12,289)	$(9,942)
Investing activities	(12)	—
Financing activities	39,527	27,958
Effects of exchange rate changes on cash and cash equivalents	190	(118)

Net increase in cash, cash equivalents, and restricted cash	$27,416	$17,898

Operating activities

Net cash used in operating activities for the six months ended December 31, 2024 and 2023 was $12.3 million and $9.9 million, respectively. Net cash used in operating activities was primarily the result of our net loss, partially offset by non-cash expenses, and changes in working capital, including a decrease in payables and increases trade and other receivables and prepaid expenses.

Investing activities

Net cash used in investing activities for the six month periods ended December 31, 2024 and 2023 was $12 thousand and zero, respectively. Cash used in investing activities in the six months ended December 31, 2024 was related to the purchase of lab equipment.

Financing activities

Net cash provided by financing activities was $39.5 million and $28.0 million for the six months ended December 31, 2024 and 2023, respectively. Cash from financing activities in the six months ended December 31, 2024 was related to the issuance of common stock for the exercise of pre-funded warrants, Series 2 warrants, and common warrants, with gross proceeds of $39.5 million. Cash from financing activities in the six months ended December 31, 2023 was related to the issuance of common stock, pre-funded warrants, and common warrants, with gross proceeds of $30.9 million, partially offset by $2.9 million in share issuance costs.

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

Item  4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this Report we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting further described in Management’s Report on Internal Control Over Financial Reporting in Item 9A of our Form 10-K for the fiscal year ended June 30 2024 (relating to our accounting personnel not being able to process and account for complex, non-routine transactions), in accordance with US GAAP due to the Company lacking sufficient personnel and outside consultants with technical accounting expertise to process and account for complex and non-routine transactions), our principal executive officer and principal financial officer, concluded that as of December 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. In order to remediate this matter, we have reviewed our accounting team and have engaged the services of additional accounting experts to assist in the accounting and reporting of complex, non-routine transactions. We will consider the material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. We have established the process of identifying these transactions and adding additional internal reviews to account for them under current accounting standards. These processes will be tested in the coming months.

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

Changes in Internal Control over Financial Reporting

Other than the efforts towards remediating the material weakness as previously described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are currently not a party to any material legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form
10-K
for the fiscal year ended June 30, 2024, and in the Company’s Quarterly Report on Form
10-Q
for the fiscal quarter ended September 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended December 31, 2024, none of our directors or officers adopted, modified, or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement” as such terms are defined under Item 408 of Regulation
S-K.

Item 6. Exhibits.

Number	Description of Document

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 9, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 10, 2024 (File. No. 001-39267))

31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Benitec Biopharma Inc.

Dated: February 14, 2025	/s/ Jerel Banks
Jerel Banks
Executive Chairman and Chief Executive Officer
(principal executive officer)

/s/ Megan Boston
Megan Boston
Chief Financial Officer and Secretary (principal financial and accounting officer)