Form 10-Q
period 2025-03-31
Benitec Biopharma Inc.
filed 2025-05-14
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
of the Exchange Act). Yes ☐ or No ☒
We had 25,600,210 shares of our common stock outstanding as of the close of business on May 14, 2025.

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

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	March 31, 2025	June 30, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,583	$50,866
Restricted cash	63	63
Trade and other receivables	3	229
Prepaid and other assets	361	516

Total current assets	104,010	51,674
Property and equipment, net	145	179
Deposits	55	25
Prepaid and other assets	35	62
Right-of-use assets	964	270

Total assets	$105,209	$52,210

Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$6,254	$4,165
Accrued employee benefits	426	475
Lease liabilities, current portion	346	284

Total current liabilities	7,026	4,924
Non-current accrued employee benefits	—	38
Lease liabilities, less current portion	613	—

Total liabilities	7,639	4,962

Stockholders’ equity:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	—	—
Common stock, $ 0.0001 par value—160,000,000 shares authorized; 25,546,288 shares and 10,086,119 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	2	1
Additional paid-in capital	310,313	238,398
Accumulated deficit	(212,029)	(190,259)
Accumulated other comprehensive loss	(716)	(892)

Total stockholders’ equity	97,570	47,248

Total liabilities and stockholders’ equity	$105,209	$52,210

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Revenue:
	$—	$—	$—	$—

Total revenues	—	—	—	—
Operating expenses
Royalties and license fees	—	(3)	—	(108)
Research and development	5,980	2,566	14,637	12,097
General and administrative	4,208	1,578	9,952	4,953

Total operating expenses	10,188	4,141	24,589	16,942

Loss from operations	(10,188)	(4,141)	(24,589)	(16,942)
Other income (loss):
Foreign currency transaction gain (loss)	11	(118)	(190)	(22)
Interest income (expense), net	823	(4)	2,250	(16)
Other expense, net	—	(16)	(5)	(50)
Gain on extinguishment of liabilities	—	—	764	—
Unrealized loss on investment	—	—	—	(1)

Total other income (loss), net	834	(138)	2,819	(89)

Net loss	$(9,354)	$(4,279)	$(21,770)	$(17,031)

Other comprehensive income:
Unrealized foreign currency translation gain (loss)	(28)	117	176	(5)

Total other comprehensive income (loss)	(28)	117	176	(5)

Total comprehensive loss	$(9,382)	$(4,162)	$(21,594)	$(17,036)

Net loss	$(9,354)	$(4,279)	$(21,770)	$(17,031)

Deemed dividends	—	—	—	(619)

Net loss attributable to common shareholders	$(9,354)	$(4,279)	$(21,770)	$(17,650)

Net loss per share:
Basic and diluted	$(0.24)	$(0.23)	$(0.63)	$(1.11)

Weighted average number of shares outstanding: basic and diluted	38,599,453	18,281,896	34,559,870	15,876,753

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2023	1,671,485	$—	$168,921	$(167,889)	$(830)	$202
Issuance of common stock, pre-funded warrants, and common warrants sold for cash, net of offering costs of $2,964	875,949	—	27,919	—	—	27,919
Anti-dilution adjustment to warrants	—	—	619	(619)	—	—
Share-based compensation	—	—	91	—	—	91
Foreign currency translation gain	—	—	—	—	50	50
Net loss	—	—	—	(5,954)	—	(5,954)

Balance at September 30, 2023	2,547,434	—	197,550	(174,462)	(780)	22,308
Exercise of pre-funded warrants	25,000	—	—	—	—	—
Exercise of Series 2 warrants	20,000	—	39	—	—	39
Share-based compensation	—	—	93	—	—	93
Foreign currency translation loss	—	—	—	—	(172)	(172)
Net loss	—	—	—	(6,798)	—	(6,798)

Balance at December 31, 2023	2,592,434	$—	$197,682	$(181,260)	$(952)	$15,470
Exercise of pre-funded warrants	132,360	—	—	—	—	—
Share-based compensation	—	—	192	—	—	192
Foreign currency translation loss	—	—	—	—	117	117
Net loss	—	—	—	(4,279)	—	(4,279)

Balance at March 31, 2024	2,724,794	$—	$197,874	$(185,539)	$(835)	$11,500

Balance at June 30, 2024	10,086,119	$1	$238,398	$(190,259)	$(892)	$47,248
Exercise of pre-funded warrants	1,768,454	—	—	—	—	—
Exercise of Series 2 warrants	857,845	—	1,655	—	—	1,655
Exercise of common warrants	5,181,347	—	20,002	—	—	20,002
Share-based compensation	—	—	435	—	—	435
Foreign currency translation loss	—	—	—	—	(101)	(101)
Net loss	—	—	—	(5,059)	—	(5,059)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at September 30, 2024	17,893,765	1	260,490	(195,318)	(993)	64,180
Exercise of pre-funded warrants	606,129	—	—	—	—	—
Exercise of Series 2 warrants	642,160	—	1,240	—	—	1,240
Exercise of common warrants, net of issuance costs of $2	4,309,421	—	16,630	—	—	16,630
Share-based compensation	—	—	943	—	—	943
Foreign currency translation gain	—	—	—	—	305	305
Net loss	—	—	—	(7,357)	—	(7,357)

Balance at December 31, 2024	23,451,475	$1	$279,303	$(202,675)	$(688)	$75,941
Issuance of common stock and pre-funded warrants sold for cash, net of offering costs of $2,245	2,043,000	1	28,212	—	—	28,213
Exercise of common warrants	51,813	—	201	—	—	201
Share-based compensation	—	—	2,597	—	—	2,597
Foreign currency translation gain	—	—	—	—	(28)	(28)
Net loss	—	—	—	(9,354)	—	(9,354)

Balance at March 31, 2025	25,546,288	$2	$310,313	$(212,029)	$(716)	$97,570

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,770)	$(17,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	61
Amortization of right-of-use assets	226	191
Unrealized loss on investment	—	1
Gain on extinguishment of liabilities	(764)	—
Share-based compensation expense	3,975	376
Changes in operating assets and liabilities:
Trade and other receivables	226	—
Prepaid and other assets	147	1,051
Trade and other payables	2,862	(602)
Accrued employee benefits	(82)	48
Lease liabilities	(247)	(205)

Net cash used in operating activities	(15,375)	(16,110)

Cash flows from investing activities:
Purchase of property and equipment	(18)	(179)

Net cash used in investing activities	(18)	(179)
Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants, and common warrants	30,459	30,883
Proceeds from exercise of pre-funded warrants, Series 2 warrants common warrants	39,729	39
Share and pre-funded warrants issuance transaction costs	(2,247)	(2,964)

Net cash provided by financing activities	67,941	27,958

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	169	(3)

Net increase in cash, cash equivalents, and restricted cash	52,717	11,666
Cash, cash equivalents, and restricted cash, beginning of period	50,929	2,490

Cash, cash equivalents, and restricted cash, end of period	$103,646	$14,156

Supplemental disclosure of cash flow information
Initial measurement of operating lease right-of-use assets and liabilities	$255	$—
Re-measurement of operating lease right-of-use assets and liabilities	$666	$—
Deemed dividend	$—	$619

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions. There were no cash equivalents as of March 31, 2025 and June 30, 2024.
Restricted cash balances of $63 thousand and $63 thousand as of March 31, 2025 and June 30, 2024, respectively, are used to secure the Company’s credit card.
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
Lease terms may include options to extend or terminate the lease when the Company is reasonably certain that it will exercise the option. Certain lease agreements may contain variable costs such as utilities and common area maintenance. Variable lease costs are expensed when the cost is incurred.
The Company elected the short-term lease practical expedient that allows entities to recognize lease payments on a straight-line basis over the lease term for leases with a term of 12 months or less. The Company has also elected the practical expedient under ASC Topic 842 allowing entities to not separate non-lease components from lease components, but instead account for such components as a single lease component for all leases.
Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of March 31, 2025, and June 30, 2024, there were 25,799,817 and 35,453,286 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
Correction of Immaterial Error
During the third quarter of 2025, the Company identified an immaterial error in the Company’s previously issued consolidated financial statements related to weighted-average number of common shares outstanding within the net loss per share computation. The error pertains to the exclusion of pre-funded warrants from the weighted-average number of common shares used in the computation of net loss per share. The Company assessed materiality, including qualitative and quantitative factors, and determined the error is immaterial to both the current and prior periods. The Company has revised the comparative net loss per share information as presented and disclosed within these consolidated financial statements. The revision had no effect on the Consolidated Balance Sheet, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders’ Equity, or to reported net losses.
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
Common Stock Warrants
The Company classifies certain warrants for the purchase of shares of its common stock as equity on its consolidated balance sheets as these warrants are considered indexed to the Company’s shares of Common Stock. For warrants that do not meet the criteria of a liability warrant and are classified on the Company’s consolidated balance sheets as equity instruments, the Company uses the Black-Scholes model to measure the value of the warrants at issuance.
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
In November 2024, the FASB issued ASU 2024-03, ASC 220- Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires entities, in the notes to financial statements, to disclose specified information about certain costs and expenses. The guidance is effective for the Company’s annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

In November 2023, the FASB issued ASU
No. 2023-07,
Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures
, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years begi nn
ing after Dec
em
ber 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the ASU on its disclosures within the consolidated financial statements.
3. Liquidity
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2025, and 2024, the Company incurred net losses of $21.8 million and $17.0 million, respectively, and used cash in operations of $15.4 million and $16.1 million, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.
The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its full operating costs, and as such, is dependent on funding operations through capital financing activities. As o
f
March
31, 202
5
, t
he Company had $103.6 million in cash and cash equivalents. On April 22, 2024 we closed a private investment in public equity (PIPE) financing in which we sold 5,749,152 shares of common stock at a price per share of $4.80 and, in lieu of shares of common stock, pre-funded
warrants to purchase up to an aggregate of 2,584,239 shares of common stock at a price per pre-funded
warrant of $4.7999, to certain accredited institutional investors. The pre-funded
warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. Gross proceeds from the financing totaled $40.0 million. The Company also received additional cash during the nine months ended March 31, 2025 due to warrant exercises, warrant issuances, and common stock issuances totaling $70.2 million. See Note 9. Stockholders Equity. We estimate that our cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months from the date of this report.
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
4. Cash, cash equivalents, and restricted cash

(US$’000)	March 31, 2025	June 30, 2024
Cash at bank	$103,583	$50,866
Restricted cash	63	63

Total	$103,646	$50,929

5. Prepaid and other assets

(US$’000)	March 31, 2025	June 30, 2024
Prepaid expenses	$395	$577
Market value of listed shares	1	1

Total other assets	396	578
Less: non-current portion	(35)	(62)

Current portion	$361	$516

6. Property and equipment, net

(US$’000)	March 31, 2025	June 30, 2024
Software	$6	$6
Lab equipment	1,533	1,521
Computer hardware	32	32
Furniture and fixtures	6	—
Leasehold improvements	24	24

Total property and equipment, gross	1,601	1,583

Accumulated depreciation and amortization	(1,456)	(1,404)

Total property and equipment, net	$145	$179

Depreciation and amortization expense was $13 thousand and $52 thousand for the three and nine months ended March 31, 2025, and $25 thousand and $61 thousand respectively, for the same periods in 2024.
7. Trade and other payables

(US$’000)	March 31, 2025	June 30, 2024
Trade payable	$433	$1,351
Accrued consultant fees	36	75
Accrued professional fees	394	97
Accrued clinical development project costs	5,234	2,504
Other payables	157	138

Total	$6,254	$4,165

During the
nine months

ended March 31, 2025, the Company agreed to resolve disputed trade payables and accrued clinical development project costs of $1.2 million with a vendor for $495 thousand. This settlement resulted in a gain of $764 thousand recorded in the statement of operations and other comprehensive loss under other income (expense) for the period.
8. Leases
The Company has entered into two operating leases for office spaces as of March 31, 2025. On February 1, 2025, the Company entered into a new lease which has an initial expiration date in 2026. On February 24, 2025, the Company entered into a
n a
mendment to an existing lease to extend the lease expiration date to 2027 and modify the remaining lease payments. The lease modification was not accounted for as a separate contract and instead the existing operating lease right-of-use asset and liability were remeasured during the period under agreements that expire in 2026 and 2027. Both leases contain options to extend for additional renewal periods. The leases require the Company to pay utilities, insurance, taxes, and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.
The tables below show the changes during the nine months ended March 31, 2025:

(US$’000)	Operating lease right- of- use assets
Balance at July 1, 2024	$270
Re-measurement during the period	666
Initial measurement at February 1, 2025	254
Amortization of right of use asset	(226)

Operating lease right-of-use asset at March 31, 2025	$964

(US$’000)	Operating lease liabilities
Balance at July 1, 2024	$284
Re-measurement during the period	666
Initial measurement at February 1, 2025	255
Principal payments on operating lease liabilities	(246)

Operating lease liabilities at March 31, 2025	959
Less: non-current portion	(613)

Current portion at March 31, 2025	$346

As of March 31, 2025, the Company’s operating leases have a
weighted average
lease term of 2.67 years and a
weighted average
discount rate of 6%.
 The leases’ options to extend are not included within the remaining lease term as the Company is currently not reasonably certain to exercise such options. The maturities of the operating lease liabilities are as follows:

(US$’000)	March 31, 2025
2025	$267
2026	435
2027	331

Total operating lease payments	1,033

Less imputed interest	(75)

Present value of operating lease liabilities	$959

The Company recorded lease liabilities and
right-of-use
lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The incremental borrowing rate was determined based on quoted rates by the Company’s business banker for collateralized debt with terms similar to the lease agreements. Rent expense was $0.1 million and $0.2 million for the three and nine months ended March 31, 2025, respectively, and $0.1 million and $0.2 million for the same periods in 2024, and is reported within general and administrative on the consolidated statements of operations and comprehensive loss.
9. Stockholders’ equity
Preferred Stock
On December 6, 2024, the stockholders of the Company approved an amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as amended, to authorize the issuance of 5,000,000 shares of preferred stock, par value $0.0001. As of March 31, 2025, there were no preferred shares issued and outstanding.
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
Concurrently with the 2025 Underwritten Offering (as defined below), on March 25, 2025, the Company also entered into a Securities Purchase Agreement to which the Company issued and sold 900,000 shares of Common Stock in a registered direct offering at a purchase price of $13.00 per share. Gross proceeds from registered direct offering was $11.7 million less underwriter issuance costs of $0.7 million. The Company entered into a registration rights agreement in connection with the closing of the registered direct offering. The agreement required the Company to use its best efforts to register the shares for resale no later than 60 days following the closing of the registered direct offering.
Warrants and Common Stock
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

On September 15, 2022, we closed an underwritten public offering in which we issued and sold (i) 1,037,520 shares of the Company’s common stock, (ii) 12,171,628 pre-funded
warrants, which, after giving effect to the Reverse Stock Split, are currently exercisable into 715,979 shares of common stock at an exercise price of $0.0017 per share until exercised in full and (iii) 29,809,471 Series 2 warrants (the “Series 2 Warrants”), which, after giving effect to the Reverse Stock Split, are currently exercisable into 1,753,503 shares of common stock at an exercise price of $11.22 per share. The Series 2 warrants sold in the offering became exercisable commencing December 9, 2022, the date on which the Company had both (a) received approval from its stockholders to increase the number of shares of common stock it is authorized to issue and (b) effected such stockholder approval by filing with the Secretary of State of the State of Delaware a certificate of amendment to its Amended and Restated Certificate of Incorporation, and will expire on the fifth anniversary of such initial exercise date. The combined purchase price for each share of common stock and accompanying common warrant was $10.20, which was allocated as $10.03 per share of common stock and $0.17 per common warrant. The Series 2 Warrants contain an exercise price adjustment mechanism providing that certain issuances of common stock (or common stock equivalents), if made at a price lower than the then existing exercise price of such Series 2 Warrants would reset the exercise price to such lower price. As a result of the August 11, 2023 public offering, the exercise price of the Series 2 Warrants has been automatically reset as of the closing time of such public offering to $1.9299. For the nine months ended March 31, 2024, we recorded a deemed dividend, for accounting purposes, during the fiscal quarter ended September 30, 2024 of $618,987 as a result of an adjustment to the exercise price of its Series 2 Warrants due to an exercise price adjustment provision in such warrants.
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
On February 25, 2025, an investor exercised 51,813 common warrants, at an exercise price of $3.86 per share.
On March 25, 2025, the Company entered into an underwriting
agreement

to which the Company issued and sold (i) 1,143,000 shares of the Company’s common stock, par value $0.0001 per share at a purchase price to investors of $13.00 per share, and
(ii) pre-funded
warrants to purchase 300,000 shares of Common Stock at an exercise price of $0.0001 per share at a purchase price to investors of $12.999 per warrant.
Total gross proceeds from underwriting offering (the “2025 Underwritten Offering”) was $18.8 million less underwriter issuance costs of $1.1 million and other cash issuance costs of $0.4 million. The pre-funded warrants are exercisable immediately and do not have an expiration date
.
Total
net

proceeds received by the Company during the nine-month period ended March 31, 202
5
from the issuance of common stock, prefunded warrants, and exercises of warrants totaled $67.9 million.
As of March 31, 2025, there were 21,147,677 warrants outstanding.
The activity related to warrants for the nine months ended March 31, 2025, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2024	34,271,146	$1.85
Pre-funded warrants exercised	1,768,454	$0.0001
Series 2 warrants exercised	857,845	$1.9299
Common warrants exercised	5,181,347	$3.86

Outstanding and exercisable at September 30, 2024	26,463,500	$1.57

Pre-funded warrants exercised	606,129	$0.0001
Series 2 warrants exercised	642,160	$1.9299
Common warrants exercised	4,309,421	$3.86
Purchase warrants expired	6,300	$178.50

Outstanding and exercisable at December 31, 2024	20,899,490	$1.08
Pre-funded warrants issued March 25, 2025	300,000	$0.0001
Common warrants exercised	51,813	$3.86

Outstanding and exercisable at March 31, 2025	21,147,677	$1.06

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
Equity Awards
The activity related to equity awards, which are comprised of stock options during the nine months ended March 31, 2025 is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2024	1,182,140	$6.58	9.51 years	$2,342,847
Granted	3,470,000	12.16	9.94 years	1,615,500
Expired	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2025	4,652,140	$10.75	9.46 years	$12,160,372
Exercisable at March 31, 2025	628,669	$10.42	8.95 years	$3,258,553
Share-Based Compensation Expense
The classification of share-based compensation expense is summarized as follows:

	Three Months Ended		Nine Months Ended
	March 31,
(US$’000)	2025	2024	2025	2024
Research and development	$302	$45	$538	$112
General and administrative	2,295	147	3,437	264

Total share-based compensation expense	$2,597	$192	$3,975	$376

As of March 31, 2025, there was $37.4 million of unrecognized share-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan, which is expected
to be recognized over a weighted average period of 3.52 years.
10. Income taxes
For the three and nine months ended March 31, 2025, and March 31, 2024, respectively, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
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
12. Related party transactions
During the
three and
nine month ended March 31, 2025 and March 31, 2024, the Company did not enter into any related party transactions.
13. Subsequent events
On April 11, 2025, an investor exercised 53,922 Series 2 war rants
at an e
xercise price of $1.93 per share.

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

Our Pipeline

The following table sets forth our current product candidate and the development status:

Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy

We are developing BB-301 for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD)-related dysphagia. The Investigational New Drug (IND) application for BB-301 was approved to proceed by the U.S. Food and Drug Administration in June 2023. The first study subject was safely treated in the BB-301 Phase 1b/2a clinical trial (NCT06185673) in November 2023. The second study subject was safely treated in February 2024. The third study subject was safely treated in October 2024. The fourth study subject was safely treated in December 2024. The fifth study subject was safely treated in February 2025, and the sixth study subject was safely treated in April 2025. BB-301 is the lead investigational gene therapy agent under development by Benitec, and the key attributes of BB-301 are outlined in Figure 3.

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

•

In November 2023, Benitec announced the completion of the safe administration of BB-301 to the first study subject in the Phase 1b/2a clinical study (NCT06185673) in the United States. The second study subject was safely treated with BB-301 in February 2024, the third study subject was safely treated in October 2024. The fourth study subject was safely treated in December 2024. The fifth study subject was safely treated in February 2025, and the sixth study subject was safely treated in April 2025.

•	As of January 2024, 23 subjects had enrolled into the NH study in the United States.

On March 19, 2025 Benitec reported positive interim clinical trial data for the first three subjects enrolled into the BB-301 Phase 1b/2a Treatment Study (NCT06185673).

Subjects Enrolled into the BB-301 Clinical Development Program are Impacted by Two Discrete Drivers of Total Dysphagic Symptom Burden:

•

OPMD Subjects enrolled into the OPMD Natural History Study and the BB-301 Phase 1b/2a Clinical Treatment Study can be impacted by the post swallow accumulation of food and liquid (“Inefficient Swallowing”).

•

OPMD Subjects enrolled into the OPMD Natural History Study and the BB-301 Phase 1b/2a Clinical Treatment Study can be impacted by pathologic sequential swallows comprising rapid involuntary contractions of the pharyngeal muscles without restoration of the resting pharyngeal diameter between pharyngeal contractions (“Ineffective Swallowing”).

Summary of the Interim Clinical Study Results for Subject 1, Subject 2, and Subject 3:

•

Three Subjects with distinct causes of their respective dysphagic symptom burdens were safely treated with BB-301 (1.2e13 vg/Subject) and experienced significant, clinically meaningful improvements in swallowing function.

•	There were no Severe Adverse Events.

•	All three Subjects experienced significant reductions in their total dysphagic symptom burdens:

•

Subject 1, plagued by Inefficient Swallowing, experienced clinically significant reductions in post swallow accumulation of foods and liquids per the VFSS Total Pharyngeal Residue (TPR) results and achieved a correspondingly significant reduction in total dysphagic symptom burden per the Total Sydney Swallow Questionnaire (SSQ) Scores 12-months post-BB-301 administration. This Subject has completed the statistical follow-up period of the BB-301 Phase 1b/2a Treatment Study.

•

Subject 2, plagued by Ineffective Swallowing, experienced an almost complete resolution of pathologic sequential swallows per the VFSS results and achieved a correspondingly significant reduction in total dysphagic symptom burden per the Total SSQ Scores, achieving an SSQ score indicative of a clinically normal swallowing profile 12-months post-BB-301 administration. This Subject has completed the statistical follow-up period of the BB-301 Phase 1b/2a Treatment Study.

•

Subject 3, plagued by Ineffective Swallowing, experienced complete resolution of pathologic sequential swallows per the VFSS results and achieved a correspondingly significant reduction in total dysphagic symptom burden per the Total SSQ Score, achieving an SSQ score indicative of a clinically normal swallowing profile 3-months post BB-301 administration.

Clinical Study Results for Subject 1 (365-Days Post Treatment with BB-301):

Subject 1, plagued by Inefficient Swallowing, experienced significant, clinically meaningful reductions of post swallow residue across all food and liquid consistencies 12-months post treatment with BB-301 per the VFSS results, and the VFSS results were accompanied by significant reductions in total dysphagic symptom burden.

Subject 1 displayed significant reductions (i.e., improvements) in VFSS TPR (37% reduction for Thin Liquid, 18% reduction for Solid Food, and 29% reduction for Thick Liquids) following the administration of the low-dose of BB-301 as compared to the average values recorded for Subject 1 during the pre-treatment period.

Subject 1 also displayed continued clinically meaningful reductions (i.e., improvements) in total dysphagic symptom burden with an average 12-month post-treatment SSQ Total Score demonstrating a 41% reduction as compared to the average values recorded for Subject 1 during the pre-treatment period.

Clinical Study Results for Subject 2 (365-Days Post Treatment with BB-301):

Subject 2, plagued by Ineffective Swallowing, experienced significant, clinically meaningful reductions in the frequency of pathologic sequential swallows 12-months post treatment with BB-301 per the VFSS results, and the VFSS results were accompanied by significant reductions in total dysphagic symptom burden with Subject 2 achieving an SSQ score indicative of a clinically normal swallowing profile.

During the fifteen pre-treatment VFSS assessments conducted for Thin Liquid in the OPMD Natural History Study, Subject 2 experienced a high frequency of pathologic sequential swallows (observed during 80% of the swallowing assessments). During the twelve post-treatment VFSS assessments conducted for Thin Liquid in the Phase 1b/2a Clinical Treatment Study, Subject 2 experienced a significantly lower frequency of pathologic sequential swallows (observed during 17% of the swallowing assessments). Critically, the magnitude of reduction in the frequency of pathologic sequential swallows reported for Thin Liquid at the 6-month post-treatment interim clinical update in October 2024 (observed during 17% of the swallowing assessments) was maintained at month 12 (again observed during 17% of the swallowing assessments).

Subject 2 also displayed continued clinically meaningful reductions (i.e., improvements) in total dysphagic symptom burden with an average 12-month post-treatment SSQ Total Score demonstrating a 91% reduction as compared to the average values recorded for Subject 2 during the pre-treatment period. The 12-month post-treatment average SSQ value of 68 units for Subject 2 represents a clinically normal swallowing profile.

Interim Clinical Study Results for Subject 3 (90-Days Post Treatment with BB-301):

Subject 3, plagued by Ineffective Swallowing, experienced significant, clinically meaningful reductions in the frequency of pathologic sequential swallows 3-months post treatment with BB-301 per the VFSS results, and the VFSS results were accompanied by a significant reduction in total dysphagic symptom burden with Subject 3 achieving an SSQ score indicative of a clinically normal swallowing profile.

During the twenty-five pre-treatment VFSS assessments conducted for Thin Liquid and Thick Liquids in the OPMD Natural History Study, Subject 3 experienced a high frequency of pathologic sequential swallows (observed during 84% of the swallowing assessments). During the five post-treatment VFSS assessment conducted for Thin Liquid and Thick Liquids in the Phase 1b/2a Clinical Treatment Study, Subject 3 experienced no pathologic sequential swallows (observed during 0% of the swallowing assessments).

Subject 3 also displayed a clinically meaningful reduction (i.e., improvement) in total dysphagic symptom burden with a 3-month post-treatment SSQ Total Score demonstrating a 68% reduction as compared to the average values recorded for Subject 3 during the pre-treatment period. The 3-month post-treatment SSQ value of 70 units for Subject 3 represents a clinically normal swallowing profile.

The Subjects were blinded to their SSQ Total Scores and VFSS (TPR and pathologic sequential swallowing frequency) assessment results, and the Central Reader for the VFSS assessments was blinded to the SSQ Total Scores for each Subject.

Adverse Events:

No Severe Adverse Events have been observed for the Subjects treated with BB-301.

As of May 2025, six subjects have been safely treated with BB-301.

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

March 25, 2025 Capital Raise

On March 25, 2025, the Company entered into an Underwriting Agreement with Leerink Partners LLC and TD Securities (USA) LLC, as representatives of the several underwriters named therein, pursuant to which the Company agreed to issue and sell, in an underwritten offering by the Company (the “Underwritten Offering”), (i) 1,143,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price to investors of $13.00 per share, and (ii) pre-funded warrants to purchase 300,000 shares of Common Stock at an exercise price of $0.0001 per share at a purchase price to investors of $12.999 per warrant, and a Securities Purchase Agreement with Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (together, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 900,000 shares of Common Stock at a purchase price of $13.00 per share in a registered direct offering (the “Direct Offering,” and together with the Underwritten Offering, the “Offerings”), the same price per share as the offering price in the Underwritten Offering. The Company received gross proceeds of approximately $30.5 million and net proceeds of approximately $28.2 million from the Offerings.

Results of Operations

Revenues

The Company has not generated any revenues from the sales of products. Revenues from licensing fees are included in the revenue from customers line item on our consolidated statements of operations and comprehensive loss. Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies. The Company did not recognize any revenue during the three and nine months ended March 31, 2025 and March 31, 2024.

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

Ms. Boston was appointed as the Company’s Chief Financial Officer effective January 1, 2025. On December 9, 2024, the Compensation Committee approved increases of the base salaries of Dr. Jerel Banks and Megan Boston to $667,000 and $415,000, respectively, each adjustment being effective as of January 1, 2025. The Compensation Committee further determined that the target annual discretionary bonus with respect to the Company’s 2025 fiscal year for Dr. Jerel Banks and Megan Boston will be 55% and 40% of their base salary, respectively. On December 9, 2024, the Board of Directors appointed Sophie Mukadam as Chief Operating Officer of the Company, effective as of January 1, 2025. Sophie Mukadam will receive a base salary of $500,000 and a target annual bonus of 40% of base salary. On February 13, 2025, the Compensation Committee of the Company’s board of directors approved a change to the base salary of Megan Boston, the Company’s CFO, from USD$415,000 to USD$531,900 to be effective March 1, 2025. The base salary change was approved in anticipation of Ms. Boston relocating from Australia to Los Angeles, California. In connection with such relocation, the Compensation Committee also approved moving and transitional housing allowances in aggregate amounts of approximately $5,000 and $18,000, respectively.

Operating Expenses

The following tables sets forth a summary of our expenses for each of the periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(US$’000)
Operating Expenses:
Royalties and License Fees	$—	$(3)	$—	$(108)
Research and development	5,980	2,566	14,637	12,097
General and administrative	4,208	1,578	9,952	4,953

Total operating expenses	$10,188	$4,141	$24,589	$16,942

During the three and nine months ended March 31, 2025 and March 31, 2024, we incurred royalties and license fees expenses of zero and $(3) thousand and zero and $(108) thousand, respectively. The credits to expense during the three and nine months ended March 31, 2024 relate to the reversal of accruals for license fees no longer due.

During the three and nine months ended March 31, 2025, respectively, we incurred $6.0 million and $14.6 million in research and development expenses, respectively, as compared to $2.6 million and $12.1 million for the comparable periods ended March 31, 2024. Research and development expenses relate primarily to ongoing clinical development of BB-301 for the treatment of OPMD. The year-over-year increase for the three and nine months ended March 31, 2025 reflects the timing of contract manufacturing activity and the timing of payments for the OPMD Natural History and Dosing study.

General and administrative expense totaled $4.2 million and $10.0 million for the three and nine months ended March 31, 2025, compared to $1.6 million and $5.0 million for the comparable periods ended March 31, 2024. The increase for the three month period, 2025 relates primarily to an increase in share based compensation of $2.1 million, travel expenses of $176 thousand and salaries and wages of $254 thousand. The increase in the nine month period relates to higher corporate costs related to an increase in legal fees, and higher travel expenses as well as an increase in salaries and wages.

Other Income (Expense)

The following tables sets forth a summary of our other income (loss) for each of the periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(US$’000)
Other Income (Loss):
Foreign currency transaction gain (loss)	$11	$(118)	$(190)	$(22)
Interest income (expense), net	823	(4)	2,250	(16)
Other expense, net	—	(16)	(5)	(50)
Gain on extinguishment of liabilities	—	—	764	—
Unrealized loss on investment	—	—	—	(1)

Total other income (loss), net	$834	$(138)	$2,819	$(89)

Other income (loss), net during the three and nine months ended March 31, 2025, which consists of foreign currency transaction gain (loss), interest income (expense), other income (expense), gain on extinguishment of liabilities, and unrealized loss on investment, totaled $834 thousand and $2,819 thousand, respectively. Other income (loss), net during the three and nine months ended March 31, 2024, which consists of foreign currency transaction gain (loss), interest expense, other income (expense), and unrealized loss on investment, totaled $(138) thousand and $(89) thousand, respectively. Foreign currency transaction gains and losses reflect changes in foreign exchange rates. Net interest income for the three and nine months period ended March 31, 2025, in comparison to the loss reported for the three and nine months period ended March 31, 2024, reflects the increase in the Company’s cash and cash equivalent balances. Other income (expense) recognized during the three and nine months ended March 31, 2025 relates to recognition of a franchise tax expenses. Gain on extinguishment of liabilities is due to the Company settling outstanding trade payables and accrued clinical development project costs of $1.2 million with a vendor for $495 thousand due to a contractual dispute regarding contract performance and deliverables. This settlement resulted in a gain of $764 thousand in the current period.

Liquidity and Capital Resources

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $212 million as of March 31, 2025. We expect that our research and development expenses will increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States.

We had no borrowings as of March 31, 2025 and do not currently have a credit facility.

As of March 31, 2025, we had cash and cash equivalents of approximately $103.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts. On October 11, 2024, we entered into the Sales Agreement as discussed above, which provides for the sale of up to $75 million of our common stock from time-to-time in “at-the-market offerings”. On March 25, 2025, the Company completed a financing which raised $30 million.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Nine Months Ended
	March 31,
	2025	2024
	(US$’000)
Net cash provided by (used in):
Operating activities	$(15,375)	$(16,110)
Investing activities	(18)	(179)
Financing activities	67,941	27,958
Effects of exchange rate changes on cash and cash equivalents	169	(3)

Net increase in cash, cash equivalents, and restricted cash	$52,717	$11,666

Operating activities

Net cash used in operating activities for the nine months ended March 31, 2025 and 2024 was $15.4 million and $16.1 million, respectively. Net cash used in operating activities was primarily the result of our net loss, partially offset by non-cash expenses, and changes in working capital, including a decrease in payables and increases trade and other receivables and prepaid expenses.

Investing activities

Net cash used in investing activities for the nine month periods ended March 31, 2025 and 2024 was $18 thousand and $179 thousand, respectively. Cash used in investing activities in the nine months ended March 31, 2025 and 2024 was related to the purchase of furniture and fixtures and lab equipment, respectively.

Financing activities

Net cash provided by financing activities was $67.9 million and $28.0 million for the nine months ended March 31, 2025 and 2024, respectively. Cash from financing activities in the nine months ended March 31, 2025 was related to the issuance of common stock from the exercise of pre-funded warrants, Series 2 warrants, and common warrants, and an underwritten and direct offering with net proceeds of $67.9 million. Cash from financing activities in the nine months ended March 31, 2024 was related to the issuance of common stock, pre-funded warrants, and common warrants, with gross proceeds of $30.9 million, partially offset by $2.9 million in share issuance costs.

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

Contractual Obligations and Commercial Commitments

On October 1, 2016, the Company entered into an operating lease for office space in Hayward, California that originally expired in April 2018. The Company has entered into lease amendments that extended the lease through December 2027. The Company also entered into a new lease in Los Angeles, California, which has an initial expiration date in July 2026. See Note 9 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Item  4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this Report we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting further described in Management’s Report on Internal Control Over Financial Reporting in Item 9A of our Form 10-K for the fiscal year ended June 30, 2024 (relating to our accounting personnel not being able to process and account for complex, non-routine transactions), in accordance with US GAAP due to the Company lacking sufficient personnel and outside consultants with technical accounting expertise to process and account for complex and non-routine transactions), our principal executive officer and principal financial officer, concluded that as of March 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. In order to remediate this matter, we have reviewed our accounting team and have engaged the services of additional accounting experts to assist in the accounting and reporting of complex, non-routine transactions. We will consider the material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. We have established the process of identifying these transactions and adding additional internal reviews to account for them under current accounting standards. These processes will be tested in the coming months.

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

Changes in Internal Control over Financial Reporting

Other than the efforts towards remediating the material weakness as previously described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are currently not a party to any material legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form
10-K
for the fiscal year ended June 30, 2024, and in the Company’s Quarterly Report on Form
10-Q
for the fiscal quarter ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended March 31, 2025, none of our directors or officers adopted, modified, or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement” as such terms are defined under Item 408 of Regulation
S-K.

Item 6. Exhibits.

Number	Description of Document

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 26, 2025)

10.1	Underwriting Agreement, dated March 25, 2025, by and between Benitec Biopharma Inc., Leerink Partners LLC and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 26, 2025)

10.2	Securities Purchase Agreement, dated March 25, 2025, by and between Benitec Biopharma Inc., Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2025)

10.3	Registration Rights Agreement, dated March 26, 2025, by and between Benitec Biopharma Inc., Averill Master Fund, Ltd. and Averill Madison Master Fund (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2025)

10.4	Fourth Amendment to Lease, dated August 30, 2021, by and between Hayward Point Eden I Limited Partnership and Benitec Biopharma Inc.*

10.5	Fifth Amendment to Lease, dated February 24, 2025, by and between Hayward Point Eden I Limited Partnership and Benitec Biopharma Inc.*

31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Benitec Biopharma Inc.

Dated: May 14, 2025	/s/ Jerel Banks
Jerel Banks
Executive Chairman and Chief Executive Officer
(principal executive officer)

/s/ Megan Boston
Megan Boston
Chief Financial Officer and Secretary (principal financial and accounting officer)