Form 10-K
period 2025-06-30
Benitec Biopharma Inc.
filed 2025-09-22
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its in tern
al control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act). Yes ☐ No ☒
The aggregate market value of the Registrant’s common equity held by non-affiliates,
based upon the closing price of the Registrant’s securities on the Nasdaq Capital Market of $12.63 on December 31, 2024 was approximately $152,964,292
There were 26,250,469 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding on September 17, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s proxy statement (“Proxy Statement”) to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the Registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10 K. Such Proxy Statement will be filed with the SEC not later than 120 days following the end of the Registrant’s fiscal year ended June 30, 2025.

RESTATMENT

EXPLANATORY NOTE

In connection with the preparation of Benitec Biopharma Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2025, the Company determined that in prior periods it had not appropriately recorded certain non-cash share-based compensation expenses.

As previously announced in the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 12, 2025, the Audit Committee of the Board of Directors of the Company (the “Board”), after consultation with the Company’s management and Baker Tilly US, LLP, the Company’s independent registered public accounting firm, concluded that the following financial statements should no longer be relied upon because of such misstatements related to accounting for share-based compensation expense; (i) the Company’s unaudited consolidated financial statements as of and for the three months and nine months ended March 31, 2025, contained in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, originally filed with the SEC on May 14, 2025, and (ii) the Company’s unaudited consolidated financial statements as of and for the three and six months ended December 31, 2024, contained in its Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, originally filed with the SEC on February 14, 2025 (collectively, the “Non-Reliance Periods”).

As a result of these misstatements, the Company is restating financial information for the Non-Reliance Periods. All restated financial information for the Non-Reliance Periods is included in this Annual Report on Form 10-K and the Company has not filed, and does not intend to file, amendments to any of its filings that it has previously filed with the SEC.

Restatement Background

The errors and corrective adjustments identified by the Company are non-cash in nature and resulted from the migration, in November 2023, of equity awards data to a new information recording system used to calculate the Company’s share-based compensation expense, which was incorrectly configured resulting in understatements of share-based compensation expense, which in turn led to understatements of additional paid-in capital, accumulated deficit, net loss and loss per share. The impact was immaterial to the Company’s previously issued financial statements prior to the quarter ended December 31, 2024, but the cumulative impact of the incorrect configuration had a material effect on the unaudited consolidated financial statements as of and for the quarterly periods ended December 31, 2024 and March 31, 2025, the Prior Financial Statements.

Refer to Note 3, Restatement of Prior Period Financial Statements, in the accompanying Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information, including the impact on the specific accounts.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s internal controls over financial reporting. The Audit Committee of the Board, with concurrence of management, has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting as of June 30, 2025. Management is actively taking steps to remediate the material weakness in the Company’s internal control over financial reporting. For a discussion of management’s consideration of the Company’s disclosure controls and procedures, internal control over financial reporting, and the material weakness identified, see Part II, Item 9A Controls and Procedures of this Form 10-K.

Items Restated in this Form 10-K

The following items have been restated, as appropriate, to correct the errors noted above:

•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8, Financial Statements and Supplementary Data

•	Part IV, Item 15, Exhibits and Financial Statement Schedules

BENITEC BIOPHARMA INC.

ANNUAL REPORT ON FORM 10-K

PART I

ABOUT THIS ANNUAL REPORT

Unless the context otherwise requires, the terms “Benitec,” the “Company,” “we,” “us,” “our” and similar terms used in this Annual Report on Form 10-K refer to Benitec Biopharma Inc., a Delaware corporation, and its subsidiaries (including Benitec Limited). Any references to “Benitec Limited” or “BBL” refer to Benitec Biopharma Limited, an Australian corporation.

All references to “$” in this Annual Report refer to U.S. dollars. Any references to “A$” in this Annual Report mean Australian dollars. As of June 30, 2025, the rate of exchange of U.S. dollars to Australian dollars was 1.5265 AUD.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These risks, uncertainties and factors include:

•	the success of our plans to develop and potentially commercialize our product candidates;

•	the timing of the completion of preclinical studies and clinical trials;

•	the timing and sufficiency of patient enrollment and dosing in any future clinical trials;

•	the timing of the availability of data from our clinical trials;

•	the timing and outcome of regulatory filings and approvals;

•	the development of novel AAV vectors;

•	our potential future out-licenses and collaborations;

•	the plans of licensees of our technology;

•	the clinical utility and potential attributes and benefits of ddRNAi and our product candidates, including the potential duration of treatment effects and the potential for a “one shot” cure;

•	our intellectual property position and the duration of our patent portfolio;

•	expenses, ongoing losses, future revenue, capital needs and needs for additional financing, and our ability to access additional financing given market conditions and other factors;

•	the length of time over which we expect our cash and cash equivalents to be sufficient to execute on our business plan;

•	unanticipated delays;

•	further research and development and the results of clinical trials possibly being unsuccessful or insufficient to meet applicable regulatory standards or warrant continued development;

•	the ability to enroll sufficient numbers of subjects in clinical trials;

•	determinations made by the U.S. Food and Drug Administration and other governmental authorities;

•	regulatory developments in the United States of America;

•	our ability to protect and enforce our patents and other intellectual property rights;

•	our dependence on our relationships with our collaboration partners and other third parties;

•	the efficacy or safety of our products and the products of our collaboration partners;

•	the acceptance of our products and the products of our collaboration partners in the marketplace and market competition;

•	sales, marketing, manufacturing and distribution requirements;

•	greater than expected expenses, expenses relating to litigation or strategic activities;

•	the impact of, and our ability to remediate, the identified material weakness in our internal controls over financial reporting;

•	our ability to satisfy our capital needs through increasing revenue and obtaining additional financing; and

•	the impact of local, regional and national and international economic conditions and events;

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

Benitec Biopharma Inc. (“Benitec” or the “Company” or in the first person, “we” or “our”) is a clinical-stage biotechnology company focused on the advancement of novel genetic medicines with headquarters in Hayward, California. The proprietary platform, called DNA-directed RNA interference, or ddRNAi, combines RNA interference, or RNAi, with gene therapy to create medicines that facilitate sustained silencing of disease-causing genes following a single administration. The unique therapeutic constructs also enable the simultaneous delivery of wildtype replacement genes, facilitating the proprietary “silence and replace” approach to the treatment of genetically defined diseases. We are developing a silence and replace-based therapeutic (BB-301) for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), a chronic, life-threatening genetic disorder.

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

ddRNAi-based treatment for OPMD

Benitec’s patent portfolio for OPMD includes five active patent families relating to shRNA and shmiRs targeting PABPN1 (the causative gene for OPMD), ‘silence and replace’ therapeutics and treatment strategies for OPMD, as well as interoperative delivery methods and delivery devices for use in such treatment strategies . These five families cover: (i) the individual shmiRs comprised within the OPMD therapeutic candidate, BB-301, under development at Benitec, (ii) the ‘silence and replace’ construct within BB-301, (iii) treatment strategies for OPMD that silence PABPN1 which is causative for OPMD and replace with functional PABPN1, (iv) Benitec’s proprietary AAV vector for delivery of BB-301, (v) Benitec’s proprietary injection needle for delivery of BB-301 to the pharyngeal muscle of OPMD patients, (vi) pre-filled multi-injection devices used for delivery of BB-301, and (vii) an interoperative method to enable delivery of BB-301 to the pharyngeal muscle of OPMD patients. In this regard, BB-301 is a ‘silence and replace’ construct encoding two shmiRs targeting the endogenous PABPN1 (including variants causative of OPMD) internally designated shmiR-13 and shmiR-17, as well as a codon-optimized PABPN1 replacement construct, the transcript of which is not targeted by shmiR-13 and shmiR-17. Both shmiRs and the codon-optimized PABPN1 replacement construct are under the control of a muscle-specific promoter and packaged within an AAV9 vector with a modified capsid protein. BB-301 is administered to the pharyngeal muscle via an interoperative method using a proprietary injection needle design for optimized delivery. Multi-injection delivery devices fitted with the proprietary injection needle and pre-filled with appropriate dosage volumes of BB-301 have been developed for delivery of BB-301 to the pharyngeal muscle of affected subject via the intraoperative method.

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

The Company has outstanding Series 2 warrants (the “Series 2 Warrants”) which are currently exercisable into 101,537 shares of common stock after giving effect to the Reverse Stock Split and exercises as of June 30, 2025. The Series 2 Warrants contain an exercise price adjustment mechanism providing that certain issuances of common stock (or common stock equivalents) if made at a price lower than the existing exercise price of $11.22 of such Series 2 Warrants, would reset the exercise price to such lower price. As a result of the August 11, 2023 public offering, the exercise price of the Series 2 Warrants has been automatically reset as of the closing time of such public offering to $1.9299.

April 2024 Capital Raise

On April 22, 2024, we closed a private investment in public equity (PIPE) financing in which we sold 5,749,152 shares of common stock at a price per share of $4.80 and, in lieu of shares of common stock, pre-funded warrants to purchase up to an aggregate of 2,584,239 shares of common stock at a price per pre-funded warrant of $4.7999, to certain accredited institutional investors. The pre-funded warrants were immediately exercisable until exercised in full at an exercise price of $0.0001 per share of common stock. Gross proceeds from the financing totaled $40.0 million. Net proceeds, net of commissions and other offering expenses, totaled approximately $37.1 million.

March 2025 Capital Raise

On March 25, 2025, we entered into an Underwriting Agreement with Leerink Partners LLC and TD Securities (USA) LLC, as representatives of the several underwriters named therein, pursuant to which we agreed to issue and sell, in an underwritten offering by us (the “Underwritten Offering”), (i) 1,143,000 shares of our common stock at a purchase price to investors of $13.00 per share, and (ii) pre-funded warrants to purchase 300,000 shares of Common Stock at an exercise price of $0.0001 per share at a purchase price to investors of $12.999 per warrant, and a Securities Purchase Agreement with Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (together, the “Purchasers”), pursuant to which we agreed to issue and sell to the Purchasers an aggregate of 900,000 shares of Common Stock at a purchase price of $13.00 per share in a registered direct offering (the “Direct Offering,” and together with the Underwritten Offering, the “Offerings”), the same price per share as the offering price in the Underwritten Offering. We received gross proceeds of approximately $30.5 million and net proceeds of approximately $28.2 million from the Offerings.

Employees

As of June 30, 2025, we had 19 full-time employees, one of whom has an MD, PhD, five have a PhD, four have a Master’s Degree, two have a biotechnology certificate, and one has an MBA, for a total of 13 with post-graduate degrees. Of these full-time employees, 14 are engaged in research and development activities and five are engaged in finance, legal, human resources, facilities and general management. None of our employees are represented by any labor union. All employees are in the United States.

Corporate Information

We were incorporated as a Delaware corporation on November 22, 2019, and completed our re-domiciliation from Australia to the United States of America on April 15, 2020. Our predecessor, Benitec Limited, was incorporated under the laws of Australia in 1995. Our principal executive offices are located at 3940 Trust Way, Hayward, California 94545.

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

As of June 30, 2025, we had accumulated losses of $228.2 million. We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we and our predecessor have financed our operations primarily through the issuance of equity securities, research and development grants from the Australian government and payments from our collaboration partners. We do not expect to generate any significant revenue for the foreseeable future, and we expect to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for product candidates. The amount of our future net losses is uncertain and will depend, in part, on the rate of our future expenditures. Our ability to continue operations will depend on, among other things, our ability to obtain funding through equity or debt financings, strategic collaborations or additional grants.

We expect to continue to incur significant expenses, and we may incur operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical development of our product candidates;

•	expand the scope of our current preclinical and clinical studies for our product candidates or initiate clinical, additional preclinical or other studies for product candidates;

•	seek regulatory and marketing approvals for any of our product candidates that successfully complete clinical trials;

•	further develop the manufacturing process for our product candidates;

•	change or add additional manufacturers or suppliers;

•	seek to identify and validate additional product candidates;

•	acquire or in-license other product candidates and technologies, which may or may not include those related to our ddRNAi technology and delivery vectors for our therapeutic candidates;

•	maintain, protect and expand our intellectual property portfolio;

•	create additional infrastructure to support our operations as a public company in the United States and our product development and future commercialization efforts; and

•	experience any delays or encounter issues with any of the above.

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

The FDA and foreign regulatory authorities also have substantial discretion in the biopharmaceutical product approval process. The numbers, types and sizes of preclinical studies and clinical trials that will be required for regulatory approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. Approval policies, regulations or the type and amount of clinical data necessary to gain marketing approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and there may be varying interpretations of data obtained from preclinical studies or clinical trials, any of which may cause delays or limitations in the marketing approval or the decision not to approve an application. Regulatory agencies can delay, limit or deny marketing approval of a product candidate for many reasons, including:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of any future clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•	the results of clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	the patients recruited for a particular clinical program may not be sufficiently broad or representative to assure safety and effectiveness in the full population for which we seek approval;

•	the results of clinical trials may not confirm the positive results from earlier preclinical studies or clinical trials;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•

the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of FDA or comparable foreign regulatory authorities to support the submission of a biologics license application, or BLA, or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

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

We may find it difficult to enroll patients in our clinical trials, and patients could discontinue their participation in our current and any future clinical trials, which could delay or prevent our clinical trials of our product candidates and make those trials more expensive to undertake.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on the speed at which we can recruit patients to participate in testing our product candidates. Patients may be unwilling to participate in any clinical trials because of negative publicity from adverse events in the biotechnology, RNAi or gene therapy industries. Patients may be unavailable for other reasons, including competitive clinical trials for similar patient populations, and the timeline for recruiting patients, conducting trials and obtaining regulatory approval of potential products may be delayed. If we have difficulty enrolling a sufficient number of patients to conduct any future clinical trials as planned, we may need to delay, limit or discontinue those clinical trials. Clinical trial delays could result in increased costs, slower product development, setbacks in testing the safety and effectiveness of our technology or discontinuation of the clinical trials altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial, to complete any clinical trials in a timely manner. Patient enrollment is affected by factors including:

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

We or any potential collaborators plan to seek initial marketing approval for our product candidates in the United States and other regions and countries. We may not be able to initiate or continue clinical trials in a timely manner if we cannot enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or comparable foreign regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical trial in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

In addition, patients enrolled in clinical trials may discontinue their participation at any time during the trial as a result of a number of factors, including experiencing adverse events, which may or may not be judged related to our product candidates under evaluation. The discontinuation of patients in any one of our trials may cause us to delay or discontinue our clinical trial, or cause the results from that trial not to be positive or sufficient to support either partnering with a pharmaceutical or biotechnology company to further develop and commercialize the product candidate or filing for regulatory approval of the product candidate.

We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

Before obtaining marketing approval from regulatory authorities for the sale of any of our product candidates, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive and time-consuming, and their outcome is uncertain. We cannot guarantee that any particular clinical trials will be initiated or conducted as planned or completed on schedule, if at all. A failure of one or more clinical trials can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

If the results of our clinical trials are inconclusive or if there are safety concerns or adverse events associated with our product candidates, we may:

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

If any such adverse events occur, our clinical trials could be suspended or discontinued and the FDA or comparable foreign regulatory authorities could order us to cease further development or deny approval of our product candidates for any or all targeted indications. The product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial. If we elect or are required to delay, suspend or discontinue any clinical trial of any of our product candidates, the commercial prospects of such product candidates will be harmed and our ability to generate product revenues from any of these product candidates will be delayed or eliminated. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Even if we complete the necessary preclinical studies and clinical trials for a product candidate, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a narrower indication than we expect.

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

Approval of a product candidate in the United States by the FDA does not ensure approval of such product candidate by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Sales of our product candidates outside of the United States will be subject to foreign regulatory requirements governing clinical trials and marketing approval. Even if the FDA grants marketing approval for a product candidate, comparable regulatory authorities of foreign countries must also approve the manufacturing and marketing of the product candidates in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our product candidates in certain countries.

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

Our future prospects may also depend on our ability to successfully develop a pipeline of additional product candidates beyond our initial product candidate, and we and our collaborators may not be successful in efforts to use our platform technologies to identify or discover additional product candidates.

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our platform technology. Our and our collaborators’ research methodology may be unsuccessful in identifying potential product candidates beyond our initial product candidate, BB-301, additional potential product candidates may not demonstrate the necessary preclinical outcomes to progress to clinical studies, or additional product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

Risks Related to Our Reliance on Third Parties

Our prospects for successful development and commercialization of our products are dependent to varying degrees upon the research, development, commercialization, and marketing efforts of our collaborators.

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

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We are dependent on third parties to conduct the preclinical studies for our product candidates and to conduct clinical trials for our product candidates, and therefore the timing of the initiation and completion of these trials and studies is reliant on third parties and may occur at times substantially different from our estimates or expectations.

In the case of clinical trials, we rely on CROs and other third-party collaborators to conduct clinical trials in accordance with our clinical protocols and regulatory requirements. Our CROs, investigators and third-party collaborators play a significant role in the conduct of these trials and subsequent collection and analysis of data. There is no guarantee that any CROs, investigators or the other third-party collaborators on which we rely for administration and conduct of our clinical trials will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fails to meet expected deadlines, fails to adhere to our clinical protocols, fails to meet regulatory requirements or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. If our clinical trial sites terminate for any reason, we may lose all of the information on subjects enrolled in any such clinical trials.

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

•	an inability to conduct necessary preclinical studies to progress our product candidates to clinical trials;

•	an inability to initiate or continue clinical trials of product candidates under development;

•	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;

•	loss of the cooperation of a collaborator;

•	subjecting our product candidates to additional inspections by regulatory authorities;

•	requirements to cease distribution or to recall batches of our product candidates; and

•	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

Our third-party manufacturers may be subject to damage or interruption from, among other things, events such as pandemics, fire, natural or man-made disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events.

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

Risks Related to Commercialization of Our Product Candidates

If we are unable to enter into agreements with third-party manufacturers on commercially reasonable terms, the commercialization of our product candidates may be adversely affected.

We intend to rely on third-party manufacturers for commercialization and production of commercial quantities of our product candidates. We may be unable to negotiate agreements with third-party manufacturers to support our commercialization activities on commercially reasonable terms.

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

To successfully commercialize any product candidates that may be approved, we will need to develop our sales and marketing capabilities, either through our relationships with collaborators or our own. We may seek to enter into collaborations with other entities to utilize their marketing and distribution capabilities, but we may be unable to enter into marketing agreements on favorable terms, if at all. If our future collaborators do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. The establishment and development of our own sales force or the establishment of a contract sales force to market any products we may develop will be expensive and time-consuming and could delay any product launch. We will be competing with many companies that currently have extensive and well- funded marketing and sales operations to recruit, hire, train and retain marketing and sales personnel. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

We are aware of multiple companies that are working in the field of RNAi therapeutics, including Alnylam. Some of our current product candidates, if approved, would compete with approved and currently marketed treatments.

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

Our success largely depends on the continued service of key management and other specialized personnel, including our chief executive officer, chief financial officer and chief operating officer. The loss of one or more members of our management team or other key employees or advisors, if not adequately replaced, could delay or increase the cost of our research and development programs and materially harm our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and the specialized nature of the regulatory approval process for our product candidates. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

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

If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. In addition, we are limited in our ability to prevent them from establishing competing businesses or developing competing products. For example, if a key scientist acting as a principal investigator in any of our future clinical trials identifies a potential product or compound that is more scientifically interesting to his or her professional interests, his or her availability to remain involved in clinical trials could be restricted or eliminated.

We may experience difficulties in managing our growth and expanding our operations.

We have limited experience in development and commercialization of pharmaceutical products. As our product candidates continue to advance through preclinical studies and any clinical trials and potentially toward regulatory approval and commercial sale, we will need to expand our development, regulatory, manufacturing and sales capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

Our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, principal investigators, CROs, consultants, commercial partners and vendors. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and comparable foreign regulators, provide accurate information to the FDA and comparable foreign regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of any future clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct, insider trading policy and other policies applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We carry customary levels of general public and products liability (including human clinical trials extension) insurance We believe our product liability insurance coverage is sufficient in light of our current clinical programs. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any product candidates, we intend to expand our insurance coverage to include the sale of commercial products, but we may not be able to obtain or maintain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded against other pharmaceutical companies in class action lawsuits based on pharmaceutical products, or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause the price of our common stock to decline and, if judgments exceed our insurance coverage, could materially and adversely affect our financial position. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or discontinue our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our product candidate, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may harm our reputation, delay our regulatory approval process, limit the type of regulatory approvals our product candidates receive or maintain, and compromise the market acceptance of any of our product candidates that may in the future receive regulatory approval. As a result of these factors, a product liability claim, even if successfully defended, could hurt our business and impair our ability to generate revenue.

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

As of June 30, 2025, we had $97.7 million in cash and cash equivalents. We historically have invested substantially all of our available cash and cash equivalents in cash deposits meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, which would have a negative effect on our financial results. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

We have been and may in the future be party to license agreements that require us to remit royalty payments and other payments related to in-licensed intellectual property. Under in-license agreements, we may be required to pay up-front fees and milestone payments and be subject to future royalties. We cannot precisely predict the amount, if any, of royalties we will owe in the future, and if our calculations of royalty payments are incorrect, we may owe additional royalties, which could negatively affect our results of operations. As our product sales increase, we may, from time to time, disagree with our third-party collaborators as to the appropriate royalties owed, and the resolution of such disputes may be costly, may consume management’s time, and may damage our relationship with our collaborators. Furthermore, we may enter into additional license agreements in the future, which may also include royalty, milestone and other payments.

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

On September 26, 2024, Suvretta Capital, on behalf of itself and each of the Suvretta Funds, entered into a waiver with the Company, pursuant to which, among other things (i) Suvretta Capital waived the 19.99% beneficial ownership limitation set forth in each of the warrants held by the Suvretta Funds, and (ii) Suvretta Capital and the Company agreed that Suvretta Capital will not be permitted to complete an exercise of the warrants held by the Suvretta Funds to the extent the beneficial ownership (calculated as provided in the applicable warrants) of Suvretta Capital in the Company following such exercise would exceed 49.9%. In addition, in connection with the April 2024 private placement, we entered into the Board Designation Agreement with Suvretta Capital pursuant to which the Company appointed Kishen Mehta to the Board.

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

The report of our management for the fiscal year ended June 30, 2025 is included in Item 9A – Controls and Procedures of this Annual Report on Form 10-K. As further outlined in that report, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2025, due to a material weakness in our internal controls in connection with inadequate design and implementation of controls over our share-based compensation calculation review process. This material weakness resulted in the restatement of our unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31, 2025, and December 31, 2024, included in this Annual Report on Form 10-K. Refer to Note 3, Restatement of Prior Period Financial Statements, in the consolidated financial statements in Part II, Item 8 for additional information.

Any failure to remediate the identified material weakness, or to develop or maintain effective controls, or any difficulties encountered in the implementation or improvement of such controls, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods, such as the restatement of our previously issued unaudited condensed consolidated financial statements described in more detail in this Annual Report on Form 10-K. Any failure to remediate the identified material weakness, or to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations and independent registered public accounting firm audits of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. We can provide no assurance that the measures we are taking and plan to take in the future will remediate the material weakness identified in connection with the restatement, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. We continue to evaluate steps to remediate the material weakness.

Such remedial measures will take time to implement and test and there can be no assurance that such measures will be sufficient to remedy the material weakness around stock-based compensation identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, investors may lose confidence in our operating results, the price of our common stock could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, our common stock may not be able to remain listed on Nasdaq.

We have restated certain of our prior issued interim financial statements, which has resulted in unanticipated costs and may lead to additional risks and uncertainties, including loss of investor confidence and, as a result, the value of our common stock.

As discussed in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we determined to restate our previously issued unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31, 2025, and December 31, 2024, after we identified the inaccurate calculation of share-based compensation expense due to a system configuration issue that was not detected by our share-based compensation review controls. As a result of this error and the resulting restatement of our unaudited condensed consolidated financial statements for the impacted periods, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with or related to the restatement and have become subject to a number of additional risks and uncertainties, including the increased possibility of litigation and regulatory inquiries. Any of the foregoing may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.

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

Governance
The Audit Committee of our Board of Directors oversees and reviews the Company’s cybersecurity risks and the steps management has taken to protect against threats to the Company’s information systems and security. The senior leadership team, including our Chief Financial Officer and Chief Executive Officer, provides periodic reports to our Board and the Audit Committee, as applicable.
To date, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition.
Item 2. Properties.
Our corporate headquarters and our research and development facility is located in Hayward, California, and consists of approximately 7,295 square feet of leased office space under a lease that expires in December 2027.
We also entered into a new lease in Los Angeles, California, for office space which has an initial expiration date in July 2026.
Management believes that these facilities are suitable and adequate to meet our anticipated needs.
Item 3. Legal Proceedings.
We are not currently a party to any material legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on Nasdaq under the symbol “BNTC.” On September 18, 2025, the closing sale price of our common stock as reported on Nasdaq was $13.99 per share.

Holders

As of September 15, 2025, we had approximately 1,128 record holders of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

Restatement of Prior Period Financial Statements

We have restated our previously issued unaudited condensed consolidated financial statements for the quarterly periods and year-to-date periods ended March 31, 2025 and December 31, 2024, as contained in this Annual Report on Form 10-K. Refer to the “Explanatory Note” Preceding Item 1, Business, for background on the restatement, the periods impacted, control considerations, and other information. In addition, we have restated certain previously reported financial information for the quarterly periods and year-to-date periods ended March 31, 2025 and December 31, 2024 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations section. See Note 3, Restatement of Prior Period Financial Statements, in the notes to the consolidated financial statements in this Annual Report on Form 10-K, for additional information related to the restatement, including descriptions of the misstatements and the impacts on our consolidated financial statements.

Overview

We endeavor to become the leader in discovery, development, and commercialization of therapeutic agents capable of addressing significant unmet medical need via the application of the silence and replace approach to the treatment of genetic disorders.

Benitec Biopharma Inc. (“Benitec” or the “Company” or in the third person, “we” or “our”) is a clinical-stage biotechnology company focused on the advancement of novel genetic medicines with headquarters in Hayward, California. The proprietary platform, called DNA-directed RNA interference, or ddRNAi, combines RNA interference, or RNAi, with gene therapy to create medicines that facilitate sustained silencing of disease-causing genes following a single administration. The unique therapeutic constructs also enable the simultaneous delivery of wildtype replacement genes, facilitating the proprietary “silence and replace” approach to the treatment of genetically defined diseases. We are developing a silence and replace-based therapeutic (BB-301) for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), a chronic, life-threatening genetic disorder.

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

Royalties, milestone payments and other license fees

We have been and in the future may be required to pay royalties, milestone payments and other license fees in connection with our licensing of intellectual property from third parties, including as discussed below.

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

Financing and Financing-Related Transactions During the Year Ended June 30, 2025

ATM Agreement

On October 11, 2024, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering amount of up to $75 million from time to time through the Agent. The Agent will use its commercially reasonable efforts, as the agent and subject to the terms of the Sales Agreement, to sell the shares offered. Sales of the shares, if any, may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. We may also agree to sell shares to the Agent as principal for its own account on terms agreed to by us and the Agent. The Agent will be entitled to a commission from us of 3.0% of the gross proceeds from the sale of shares sold under the Sales Agreement. In addition, we have agreed to reimburse certain expenses incurred by the Agent in connection with the offering. Shares sold pursuant to the Sales Agreement, if any, will be sold pursuant to our shelf registration statement on Form S-3 (File No. 333-277310), that was filed with the Securities and Exchange Commission, including the related prospectus, dated March 5, 2024, as supplemented by a prospectus supplement. As of June 30, 2025, we have not sold any shares of common stock pursuant to the Sales Agreement.

March 2025 Capital Raise

On March 25, 2025, we entered into an Underwriting Agreement with Leerink Partners LLC and TD Securities (USA) LLC, as representatives of the several underwriters named therein, pursuant to which we agreed to issue and sell, in an underwritten offering by us (the “Underwritten Offering”), (i) 1,143,000 shares of our common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price to investors of $13.00 per share, and (ii) pre-funded warrants to purchase 300,000 shares of Common Stock at an exercise price of $0.0001 per share at a purchase price to investors of $12.999 per warrant. In connection with the Underwritten Offering, we entered into a Securities Purchase Agreement with entities affiliated with each of Suvretta Capital, a greater than 5% beneficial owner prior to the offering (together, the “Purchasers”), pursuant to which we agreed to issue and sell to the Purchasers an aggregate of 900,000 shares of Common Stock at a purchase price of $13.00 per share in a registered direct offering (the “Direct Offering,” and together with the Underwritten Offering, the “Offerings”), the same price per share as the offering price in the Underwritten Offering. We received gross proceeds of approximately $30.5 million and net proceeds of approximately $28.2 million from the Offerings.

Results of Operations

Quarterly Financial Information (Unaudited)

As a result of the restatement described above, we are restating our comparisons of expenses for the impacted periods as follows:

Operating Expenses

The following table sets forth a summary of our expenses for each of the periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(US$’000)
Operating Expenses:
Royalties and License Fees	$—	$(3)	$—	$(108)
Research and development (as restated)	6,495	2,566	15,465	12,097
General and administrative (as restated)	8,840	1,578	16,466	4,953

Total operating expenses (as restated)	$15,335	$4,141	$31,931	$16,942

During the three and nine months ended March 31, 2025, respectively, we incurred $6.5 million and $15.5 million in research and development expenses, respectively, as compared to $2.6 million and $12.1 million for the comparable periods ended March 31, 2024. Research and development expenses relate primarily to ongoing clinical development of BB-301 for the treatment of OPMD. The year-over-year increase for the three and nine months ended March 31, 2025, reflects the timing of contract manufacturing activity and the timing of payments for the OPMD Natural History and Dosing study.

General and administrative expense totaled $8.8 million and $16.5 million for the three and nine months ended March 31, 2025, compared to $1.6 million and $5.0 million for the comparable periods ended March 31, 2024. The increase for the three month period, 2025 relates primarily to an increase in share-based compensation of $7.4 million, travel expenses of $176 thousand and salaries and wages of $254 thousand. The increase in the nine month period relates to an increase in share-based compensation of $10.9 million, and higher corporate costs related to an increase in legal fees, and higher travel expenses as well as an increase in salaries and wages.

The following table sets forth a summary of our expenses for each of the periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(US$’000)
Operating Expenses:
Royalties and License Fees	—	$1	—	$(105)
Research and development (as restated)	5,385	5,102	8,970	9,531
General and administrative (as restated)	5,420	1,824	7,626	3,375

Total operating expenses (as restated)	$10,805	$6,927	$16,596	$12,801

During the three and six months ended December 31, 2024, respectively, we incurred $5.4 million and $9.0 million in research and development expenses, respectively, as compared to $5.1 million and $9.5 million for the comparable periods ended December 31, 2023. Research and development expenses relate primarily to ongoing clinical development of BB-301 for the treatment of OPMD. The year-over-year decrease for the three and six-month periods ended December 31, 2024 reflects the timing of contract manufacturing activity and the timing of payments for the OPMD Natural History and Dosing study.

General and administrative expense totaled $5.4 million and $7.6 million for the three and six months ended December 31, 2024, compared to $1.8 million and $3.4 million for the comparable periods ended December 31, 2023. The increase for the three and six-month period ended December 31, 2024 relates primarily to an increase in share-based compensation of $2.7 million and $3.4 million and corporate costs related to the filing of an At-the-Market offering and related legal fees of $643 thousand and $945 thousand, respectively.

Years Ended June 30, 2025 and 2024

Revenues

We did not generate or recognize any revenue during the years ended June 30, 2025 and 2024.

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

Research and Development Expenses

Research and development expenses relate primarily to the cost of conducting clinical and preclinical trials. Preclinical and clinical development costs are a significant component of research and development expenses. We record accrued liabilities for estimated costs of research and development activities conducted by third-party service providers, which include the conduct of preclinical studies and clinical trials, and contract manufacturing activities. We record the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in trade and other payables on the consolidated balance sheets and within research and development expenses on the consolidated statements of operations and comprehensive loss.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, travel, and equity-based compensation expense. General and administrative expenses also include facility expenses, professional fees for legal, consulting, accounting and audit services and other related costs.

We anticipate that our general and administrative expenses may increase as we focus on the continued development of the clinical OPMD program. We also anticipate an increase in expenses relating to accounting, legal and regulatory-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and other similar costs.

Ms. Boston was appointed as our Chief Financial Officer effective January 1, 2025. On December 9, 2024, the Compensation Committee approved increases of the base salaries of Dr. Jerel Banks and Megan Boston to $667,000 and $415,000, respectively, each adjustment being effective as of January 1, 2025. The Compensation Committee further determined that the target annual discretionary bonus with respect to our 2025 fiscal year for Dr. Jerel Banks and Megan Boston will be 55% and 40% of their base salary, respectively. On December 9, 2024, the Board of Directors appointed Sophie Mukadam as Chief Operating Officer, effective as of January 1, 2025. Sophie Mukadam will receive a base salary of $500,000 and a target annual bonus of 40% of base salary. On February 13, 2025, the Compensation Committee of our board of directors approved a change to the base salary of Megan Boston, CFO, from USD$415,000 to USD$531,900 to be effective March 1, 2025. The base salary change was approved in anticipation of Ms. Boston relocating from Australia to Los Angeles, California.

In connection with such relocation, the Compensation Committee also approved moving and transitional housing allowances in aggregate amounts of approximately $5,000 and $18,000, respectively.

Operating Expenses

The following table sets forth a summary of our expenses for each of the periods:

	Year Ended June 30,
	2025	2024
	(US$’000)
Expenses:
Royalties and license fees	$—	$(108)
Research and development	18,332	15,609
General and administrative	23,433	6,989

Total expenses	$41,765	$22,490

During the years ended June 30, 2025 and 2024, we incurred royalties and license fees expenses of zero and $(108) thousand, respectively. The credits to expense during the year ended June 30, 2024, relates to the reversal of accruals for license fees no longer due.

During the year ended June 30, 2025, we incurred $18.3 million in research and development expenses, as compared to $15.6 million for the comparable year ended June 30, 2024. Research and development expenses relate primarily to ongoing clinical development of BB-301 for the treatment of OPMD. The year-over-year increase for the year ended June 30, 2025, reflects the timing of contract manufacturing activity and the timing of payments for the OPMD Natural History and Dosing study.

General and administrative expenses totaled $23.4 million for the year ended June 30, 2025, compared to $7.0 million for the comparable year ended June 30, 2024. The increase for the year ended June 30, 2025, relates primarily to increases in share-based compensation of $14.5 million, legal fees of $492 thousand, consulting fees of $605 thousand, travel expenses of $219 thousand, and salaries and wages of $685 thousand.

Other Income (Expense)

The following table sets forth a summary of our other income (loss) for each of the periods:

	Year Ended June 30,
	2025	2024
	(US$’000)
Other Loss:
Foreign currency transaction gain (loss)	$(71)	$40
Interest income, net	3,286	904
Other expense, net	(131)	(204)
Gain on extinguishment of liabilities	764	—
Unrealized loss on investment	—	(1)

Total other income (loss), net	$3,848	$739

Other income (loss), net during the year ended June 30, 2025, which consists of foreign currency transaction gain (loss), interest income other expense, net, gain on extinguishment of liabilities, and unrealized loss on investment, totaled $3,848 thousand. Other income (loss), net during the year ended June 30, 2024, which consists of foreign currency transaction gain (loss), interest expense, other income (expense), and unrealized loss on investment, totaled $739. Foreign currency transaction gains and losses reflect changes in foreign exchange rates. Net interest income increased for year ended June 30, 2025, in comparison the year ended June 30, 2024, reflects the increase in our cash and cash equivalent balances. Other expense, net recognized during the years ended June 30, 2025 and 2024 relate to recognition of a franchise tax expenses. Gain on extinguishment of liabilities is due to us settling outstanding trade payables and accrued clinical development project costs of $1.2 million with a vendor for $495 thousand due to a contractual dispute regarding contract performance and deliverables. This settlement resulted in a gain of $764 thousand in the current year.

Liquidity and Capital Resources

We have incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. We had accumulated losses of $218 million as of June 30, 2025. We expect that our research and development expenses will increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States.

We had no borrowings as of June 30, 2025 and do not currently have a credit facility. As of June 30, 2025, we had outstanding warrants to purchase 20,443,496 shares of Common Stock consisting of the following:

	June 30, 2025	June 30, 2024
Purchase Warrants to purchase Common Stock	—	6,300
September 2022 Pre-Funded Warrants to purchase Common Stock	588,236	588,236
Series 2 Warrants to purchase Common Stock	101,537	1,655,464
August 2023 Pre-Funded Warrants to purchase Common Stock	12,179,739	14,172,919
Common Warrants to purchase Common Stock	5,071,148	15,263,988
April 2024 Pre-Funded Warrants to purchase Common Stock	2,202,836	2,584,239
March 2025 Pre-Funded Warrants to purchase Common Stock	300,000	—

Total	20,443,496	34,271,146

As of June 30, 2025, we had cash and cash equivalents of approximately $97.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts. On October 11, 2024, we entered into the Sales Agreement as discussed above, which provides for the sale of up to $75 million of our common stock from time-to-time in “at-the-market offerings”. On March 25, 2025, we completed a financing which raised $30.5 million.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Year Ended June 30,
	2025	2024
	(US$’000)
Net cash provided by (used in):
Operating activities	$(23,588)	$(19,403)
Investing activities	(18)	(179)
Financing activities	70,485	68,029
Effects of exchange rate changes on cash and cash equivalents	49	(8)

Net increase in cash, cash equivalents, and restricted cash	$46,928	$48,439

Operating activities

Net cash used in operating activities for the years ended June 30, 2025 and 2024 was $23.6 million and $19.4 million, respectively. Net cash used in operating activities was primarily the result of our net loss, partially offset by non-cash expenses, and changes in working capital, including a decrease in payables and trade and other receivables and increases in prepaids.

Investing activities

Net cash used in investing activities for the years ended June 30, 2025 and 2024 was $18 thousand and $179 thousand, respectively. Cash used in investing activities in the years ended June 30, 2025 and 2024 was related to the purchase of furniture and fixtures and lab equipment, respectively.

Financing activities

Net cash provided by financing activities was $70.5 million and $68.0 million for the years ended June 30, 2025 and 2024, respectively. Cash from financing activities in the year ended June 30, 2025 was related to the issuance of common stock from the exercise of pre-funded warrants, Series 2 warrants, and common warrants, and an underwritten and direct offering with net proceeds of $72.8 million, partially offset by $2.3 million in share issuance costs. Cash from financing activities in the year ended June 30, 2024 was related to the issuance of common stock, pre-funded warrants, and common warrants, with gross proceeds of $73.9 million, partially offset by $5.9 million in share issuance costs.

Funding Requirements

The future of us as an operating business will depend on its ability to manage operating costs and budgeted amounts and obtain adequate financing.

We do not have any products approved for sale and have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates.

Unless and until we establish significant revenues from licensing programs, strategic alliances or collaboration arrangements with pharmaceutical companies, or from product sales, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of product candidates and begin to prepare to commercialize any product that receives regulatory approval. We are subject to the risks inherent in the development of new gene therapy products, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. We estimate that our cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months from the date of this report.

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

Contractual Obligations and Commercial Commitments

On October 1, 2016, we entered into an operating lease for office space in Hayward, California that originally expired in April 2018. We have entered into lease amendments that extended the lease through December 2027. We also entered into a new lease in Los Angeles, California, which has an initial expiration date in July 2026. See Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

We enter into contracts in the normal course of business with third-party contract research organizations, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments.

Critical Accounting Policies and Significant Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported. Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies.

A critical accounting policy is defined as one that is both material to the presentation of our consolidated financial statements and requires us to make difficult, subjective, or complex judgments that could have a material effect on our financial condition or results of operations. Specifically, these policies have the following attributes: (1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, we are periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section above entitled “Risk Factors.” Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America and provide a meaningful presentation of our financial condition and results of operations.

We believe that the following are critical accounting policies:

Research and Development Expense

Preclinical and clinical trial costs are a significant component of our research and development expenses. We accrue for preclinical and clinical development costs based on factors such as estimates of the work completed and in accordance with agreements established with our third-party service providers. We make significant judgments and estimates in determining the accrued liabilities balance at the end of each reporting period. As actual costs become known, we adjust our accrued liabilities accordingly on a prospective basis and will do so in the period in which the facts that give rise to the revision become reasonably certain.

Share-based Compensation Expense

We record share-based compensation in accordance with ASC 718, Stock Compensation. ASC 718 requires the fair value of all share-based employee compensation awarded to employees and non-employees to be recorded as an expense over the shorter of the service period or the vesting period. We determine employee and non-employee share-based compensation based on grant-date fair value using the Black-Scholes Option Pricing Model and allocate the resulting compensation expense over the corresponding requisite service period using the graded vesting attribution method. We account for forfeitures of share-based awards as they occur.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that we have adopted and have not yet adopted, see Note 2 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and not required to provide this information.

Item 8. Financial Statements and Supplementary Data.
BENITEC BIOPHARMA INC.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Benitec Biopharma Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Benitec Biopharma Inc. (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to
accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.
We have served as the Company’s auditor since 2020.

San Diego, California
September 22, 2025

F-
2

BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	June 30, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$97,744	$50,866
Restricted cash	113	63
Trade and other receivables	33	229
Prepaid and other assets	628	516

Total current assets	98,518	51,674
Property and equipment, net	131	179
Deposits	55	25
Prepaid and other assets	28	62
Right-of-use assets	860	270

Total assets	$99,592	$52,210

Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$1,022	$4,165
Accrued employee benefits	426	475
Lease liabilities, current portion	354	284

Total current liabilities	1,802	4,924

Non-current accrued employee benefits	—	38
Lease liabilities, less current portion	495	—

Total liabilities	2,297	4,962

Stockholders’ equity:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and 2024, respectively	—	—
Common stock, $0.0001 par value—160,000,000 shares authorized; 26,250,469 shares and 10,086,119 shares issued and outstanding at June 30, 2025 and 2024, respectively	2	1
Additional paid-in capital	326,308	238,398
Accumulated deficit	(228,176)	(190,259)
Accumulated other comprehensive loss	(839)	(892)

Total stockholders’ equity	97,295	47,248

Total liabilities and stockholders’ equity	$99,592	$52,210

The accompanying notes are an integral part of these consolidated financial statements.

F-
3

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended
	June 30,
	2025	2024
Operating expenses
Royalties and license fees	$—	$(108)
Research and development	18,332	15,609
General and administrative	23,433	6,989

Total operating expenses	41,765	22,490

Loss from operations	(41,765)	(22,490)
Other income (loss):
Foreign currency transaction gain (loss)	(71)	40
Interest income (expense), net	3,286	904
Other expense, net	(131)	(204)
Gain on extinguishment of liabilities	764	—
Unrealized loss on investment	—	(1)

Total other income (loss), net	3,848	739

Net loss	$(37,917)	$(21,751)

Other comprehensive income:
Unrealized foreign currency translation gain (loss)	53	(62)

Total other comprehensive income (loss)	53	(62)

Total comprehensive loss	$(37,864)	$(21,813)

Net loss	$(37,917)	$(21,751)

Deemed dividends	—	(619)

Net loss attributable to common shareholders	$(37,917)	$(22,370)

Net loss per share:
Basic and diluted	$(1.05)	$(1.22)

Weighted average number of shares outstanding: basic and diluted	36,209,271	18,364,386
The accompanying notes are an integral part of these consolidated financial statements.

F-
4

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	1,671,485	$—	$168,921	$(167,889)	$(830)	$202
Issuance of common stock, pre-funded warrants, and common warrants sold for cash, net of offering costs of $2,964	875,949	—	27,919	—	—	27,919
Issuance of common stock and pre-funded warrants sold for cash, net of offering costs of $2,928	5,749,152	1	37,071	—	—	37,072
Exercise of pre-funded warrants	953,307	—	—	—	—	—
Exercise of Series 2 warrants	98,039	—	190	—	—	190
Exercise of common warrants	738,187	—	2,848	—	—	2,848
Anti-dilution adjustment to warrants	—	—	619	(619)	—	—
Share-based compensation	—	—	830	—	—	830
Foreign currency translation loss	—	—	—	—	(62)	(62)
Net loss	—	—	—	(21,751)	—	(21,751)

Balance at June 30, 2024	10,086,119	$1	$238,398	$(190,259)	$(892)	$47,248
Issuance of common stock and pre-funded warrants sold for cash, net of offering costs of $2,252	2,043,000	1	28,207	—	—	28,208
Exercise of pre-funded warrants	2,374,583	—	—	—	—	—
Exercise of Series 2 warrants	1,553,927	—	2,999	—	—	2,999
Exercise of common warrants, net of offering cost of $67	10,192,840	—	39,278	—	—	39,278
Share-based compensation	—	—	17,426	—	—	17,426
Foreign currency translation gain	—	—	—	—	53	53
Net loss	—	—	—	(37,917)	—	(37,917)

Balance at June 30, 2025	26,250,469	$2	$326,308	$(228,176)	$(839)	$97,295
The accompanying notes are an integral part of these consolidated financial statements.

F-
5

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(37,917)	$(21,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	87
Amortization of right-of-use assets	330	256
Unrealized loss on investment	—	1
Gain on extinguishment of liabilities	(764)	—
Share-based compensation expense	17,426	830
Changes in operating assets and liabilities:
Trade and other receivables	197	(176)
Prepaid and other assets	(111)	645
Trade and other payables	(2,378)	941
Accrued employee benefits	(81)	39
Lease liabilities	(356)	(275)

Net cash used in operating activities	(23,588)	(19,403)

Cash flows from investing activities:
Purchase of property and equipment	(18)	(179)

Net cash used in investing activities	(18)	(179)
Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants, and common warrants	30,460	70,883
Proceeds from exercise of pre-funded warrants, Series 2 warrants common warrants	42,344	3,038
Share and pre-funded warrants issuance transaction costs	(2,319)	(5,892)

Net cash provided by financing activities	70,485	68,029

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	49	(8)

Net increase in cash, cash equivalents, and restricted cash	46,928	48,439
Cash, cash equivalents, and restricted cash, beginning of period	50,929	2,490

Cash, cash equivalents, and restricted cash, end of period	$97,857	$50,929

Supplemental disclosure of cash flow information
Initial measurement of operating lease right-of-use assets and liabilities	$255	$—

Re-measurement of operating lease right-of-use assets and liabilities	$666	$—

Deemed dividend	$—	$619

The accompanying notes are an integral part of these consolidated financial statements.

F-
6

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
1. Business
Benitec Biopharma Inc. (the “Company”, “we”, “our”) is a corporation formed under the laws of Delaware, United States of America, on November 22, 2019 and listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BNTC”. Benitec Biopharma Inc. is the parent entity of a number of subsidi
aries including the previous parent entity Benitec Biopharma Limited (“BBL”). BBL was incorporated under the laws of Australia in 1995 and was listed on the Australian Securities Exchange, or ASX, from 1997 until April 15, 2020. On August 14, 2020, BBL reorganized as a Proprietary Limited company and changed its name to Benitec Biopharma Proprietary Limited. The Company’s business focuses on the development of novel genetic medicines. Our proprietary platform is called “Silence and Replace”
DNA-directed
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
The Company’s consolidated financial statements contained in this report have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and pursuant to the rules and regulations of the SEC.
Reference is frequently made herein to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”). This is the source of authoritative GAAP recognized by the FASB to be applied to non-governmental
entities.

F-
7

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

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

F-
8

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

stockholders’ equity as “Accumulated other comprehensive loss.” Gains and losses resulting from foreign currency translation are included in the consolidated statements of operations and comprehensive loss as other comprehensive income (loss).
Other comprehensive income (loss) for all periods presented consists entirely of foreign currency translation gains and losses.
As of June 30, 2025 and 2024, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2025	June 30, 2024
Exchange rate on balance sheet dates
USD: AUD Exchange Rate	0.6551	0.6670
Average exchange rate for the period
USD: AUD Exchange Rate	0.6475	0.6559
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
As of June 30, 2025 and 2024, the Company had no financial assets or liabilities measured at fair value on a recurring basis.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and at banks, short
-term deposits with an original maturity of three months
or
less with financial institutions. There were no cash equivalents as of June 30, 2025 and 2024.
Restricted cash balances of $113 thousand and $63

thousand as of June 30, 2025 and 2024, respectively, are used to secure the Company’s credit card.

F-
9

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

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
Trade and Other Receivables
The Company estimates current expected credit losses in accordance with ASC 326- Financial Instruments – Credit Losses on trade and other receivables on an ongoing basis, and will recognize those expected credit losses immediately. Estimates of current expected credit losses will be based on analyses of individual customer circumstances and historical write-off
experience. The Company’s analyses will consider the aging of receivable accounts, customer creditworthiness, and general economic conditions. No credit losses were recorded during the 2025 and 2024 fiscal years presented.
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
Impairment of Long-Lived Assets
Property and equipment and operating lease right-o
f
-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.
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

F-1
0

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

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
Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of June 30, 2025 and 2024, there were 10,074,825 and 18,107,892 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
Basic
and diluted

weighted average shares outstanding for the years ended
June 30,

2025 and 2024 include 15,270,811 and 17,345,394, respectively, shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.0001 per share), these shares are deemed to be issued for purposes of basic earnings per share.
Correction of Immaterial Error
s
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

F-1
1

During the year ended June 30, 2025, the Company identified an immaterial error in the Company’s previously issued March 31, 2024 unaudited interim condensed consolidated, June 30, 2024 annual audited consolidated, and September 30, 2024 unaudited interim condensed consolidated financial statements related to the computation of share-based compensation expense resulting from inaccurate system configuration. The Company assessed materiality, including qualitative and quantitative factors, and determined the error is immaterial to the aforementioned prior periods. The Company has recorded a cumulative catch up out-of-period adjustment within the December 31, 2024 unaudited interim condensed consolidated financial statement
.

See Note 3, Restatement of Prior Period Financial Statements, for further information.
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
Under ASC 718, the exercise price for share-based compensation is determined using the fair market value of the Company’s common stock on the grant date. For an award with graded vesting subject only to a service condition (e.g., time-based vesting), ASC 718-10-35-8 provides an accounting policy choice between graded vesting attribution or straight-line attribution. The Company elects the graded vesting method, recognizing compensation expense for only the portion of awards expected to vest. The Company accounts for forfeitures as they occur and records compensation cost assuming all option holders will complete the requisite service period. If an award is forfeited, the Company reverses compensation expense previously recognized in the period the award is forfeited.
Common Stock Warrants
The Company accounts for its common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 480 and ASC 815, the Company accounts for common stock warrants as current liabilities if the warrant fails the equity classification criteria. The Company classifies certain warrants for the purchase of shares of its common stock as equity on its consolidated balance sheets as these warrants are considered indexed to the Company’s shares of common stock. For warrants that do not meet the criteria of a liability warrant and are classified on the Company’s consolidated balance sheets as equity instruments, the Company uses the Black-Scholes model to measure the value of the warrants at issuance.

F-1
2

The pre-funded warrants are immediately exercisable at a price of $
0.0001
per warrant, without any additional exercise restrictions, for the holder to receive the underlying common stock. Therefore, the fair value of the pre-funded warrant at issuance was determined to equal to the fair value of the common stock on the date the pre-funded warrant was issued.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2023-07,
Segment Reporting
(Topic 280)
Improvements to Reportable Segment Disclosures
, which requires disclosures about significant segment expenses and additional interim disclosure requirements. The standard also requires a single reportable segment company to provide all disclosures required by Topic 280. The Company adopted ASU 2023-07 during the year ended June 30, 2025. See Note 13 for the segment disclosures as required by Topic 280, as amended by ASU 2023-07.
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
In November 2024, the FASB issued ASU
2024-03—
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures
(Subtopic 220-40)
, which requires entities, in the notes to financial statements, to disclose specified information about certain costs and expenses. The guidance is effective for the Company’s annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.
The Company has implemented this ASU on its disclosures within the consolidated financial statements for the financial year ended June 30, 2025.

F-1
3

3. Restatement of Prior Period Financial Statements
In connection with the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, the Company determined that, subsequent to the migration to a new equity award system in November 2023, there was an error in the calculation of the Company’s share-based compensation expense for new awards of employee share options and equity awards. The system was incorrectly configured to calculate share-based compensation expense for new equity awards using the straight-line method, instead of the Company’s policy elected graded vesting attribution method.
The Company concluded that impact of such error was immaterial to previously issued financial statements prior to the quarter ended December 31, 2024, but the cumulative impact would have had a material effect starting in the unaudited consolidated financial statements as of and for the quarterly periods ended March 31, 2025, and December 31, 2024. As a result, the Company has restated its Unaudited Consolidated Balance Sheets, Unaudited Consolidated Statements of Stockholders Equity, Unaudited Consolidated Statements of Operations and Comprehensive Loss, and Unaudited Consolidated Statements of Cash Flows as of and for the three months and nine months ended March 31, 2025, as of and for the three and six months ended December 31, 2024, presented herein. The restatement includes adjustments to share-based compensation expense, additional paid-in capital, accumulated deficit, net loss and loss per share.

F-1
4

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

The impact of the correction of the misstatements is summarized below:
Restated Consolidated Balance Sheet
(Unaudited)
(in thousands, except par value and share amounts)

	As of March 31, 2025
	As Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$103,583	$—	$103,583
Restricted cash	63	—	63
Trade and other receivables	3	—	3
Prepaid and other assets	361	—	361

Total current assets	104,010	—	104,010
Property and equipment, net	145	—	145
Deposits	55	—	55
Prepaid and other assets	35	—	35
Right-of-use assets	964	—	964

Total assets	$105,209	$—	$105,209

Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$6,254	$—	$6,254
Accrued employee benefits	426	—	426
Lease liabilities, current portion	346	—	346

Total current liabilities	7,026	—	7,026
Non-current accrued employee benefits	—	—	—
Lease liabilities, less current portion	613	—	613

Total liabilities	7,639	—	7,639

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	—	—	—
Common stock, $0.0001 par value—160,000,000 shares authorized; 25,546,288 shares and 10,086,119 shares issued and outstanding at March 31, 2025 and June 30, 2024, respectively	2	—	2
Additional paid-in capital	310,313	7,342	317,655
Accumulated deficit	(212,029)	(7,342)	(219,371)
Accumulated other comprehensive loss	(716)	—	(716)

Total stockholders’ equity	97,570	—	97,570

Total liabilities and stockholders’ equity	$105,209	$—	$105,209

F-1
5

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

Restated Consolidated Balance Sheet
(Unaudited)
(in thousands, except par value and share amounts)

	As of December 31, 2024
	As Reported	Adjustment	As Restated

Assets
Current assets:
Cash and cash equivalents	$78,283	$—	$78,283
Restricted cash	62	—	62
Trade and other receivables	2	—	2
Prepaid and other assets	366	—	366

Total current assets	78,713	—	78,713
Property and equipment, net	151	—	151
Deposits	25	—	25
Prepaid and other assets	42	—	42
Right-of-use assets	137	—	137

Total assets	$79,068	$—	$79,068

Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$2,415	$—	$2,415
Accrued employee benefits	537	—	537
Lease liabilities, current portion	137	—	137

Total current liabilities	3,089	—	3,089
Non-current accrued employee benefit	38	—	38

Total liabilities	3,127	—	3,127

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	—	—	—
Common stock, $0.0001 par value—160,000,000 shares authorized; 23,451,475 shares and 10,086,119 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	2	—	2
Additional paid-in capital	279,302	2,195	281,497
Accumulated deficit	(202,675)	(2,195)	(204,870)
Accumulated other comprehensive loss	(688)	—	(688)

Total stockholders’ equity	75,941	—	75,941

Total liabilities and stockholders’ equity	$79,068	$—	$79,068

F-1
6

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

Restated Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended			Nine Months Ended
	March 31, 2025			March 31, 2025
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Operating expenses
Research and development	$5,980	$515	$6,495	$14,637	$828	$15,465
General and administrative	4,208	4,632	8,840	9,952	6,514	16,466

Total operating expenses	10,188	5,147	15,335	24,589	7,342	31,931

Loss from operations	(10,188)	(5,147)	(15,335)	(24,589)	(7,342)	(31,931)
Other income (loss):
Foreign currency transaction gain (loss)	11	—	11	(190)	—	(190)
Interest income (expense), net	823	—	823	2,250	—	2,250
Other expense, net	—	—	—	(5)	—	(5)
Gain on extinguishment of liabilities	—	—	—	764	—	764

Total other income, net	834	—	834	2,819	—	2,819

Net loss	$(9,354)	$(5,147)	$(14,501)	$(21,770)	$(7,342)	$(29,112)

Other comprehensive income:
Unrealized foreign currency translation gain (loss)	(28)	—	(28)	176	—	176

Total other comprehensive income (loss)	(28)	—	(28)	176	—	176

Total comprehensive loss	$(9,382)	$(5,147)	$(14,529)	$(21,594)	$(7,342)	$(28,936)

Net loss	$(9,354)	$(5,147)	$(14,501)	$(21,770)	$(7,342)	$(29,112)

Net loss attributable to common shareholders	$(9,354)	$(5,147)	$(14,501)	$(21,770)	$(7,342)	$(29,112)

Net loss per share:
Basic and diluted	$(0.24)	$(0.13)	$(0.38)	$(0.63)	$(0.21)	$(0.84)

Weighted average number of shares outstanding: basic and diluted	38,599,453	—	38,599,453	34,559,870	—	34,559,870

F-1
7

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

Restated Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended			Six Months Ended
	December 31, 2024			December 31, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Operating expenses
Research and development	$5,072	$313	$5,385	$8,657	$313	$8,970
General and administrative	3,538	1,882	5,420	5,744	1,882	7,626

Total operating expenses	8,610	2,195	10,805	14,401	2,195	16,596

Loss from operations	(8,610)	(2,195)	(10,805)	(14,401)	(2,195)	(16,596)
Other income (loss):
Foreign currency transaction gain (loss)	(294)	—	(294)	(201)	—	(201)
Interest income (expense), net	823	—	823	1,427	—	1,427
Other expense, net	(40)	—	(40)	(5)	—	(5)
Gain on extinguishment of liabilities	764	—	764	764	—	764
Unrealized loss on investment	—	—	—	—	—	—

Total other income, net	1,253	—	1,253	1,985	—	1,985

Net loss	$(7,357)	$(2,195)	$(9,552)	$(12,416)	$(2,195)	$(14,611)

Other comprehensive income:
Unrealized foreign currency translation gain (loss)	305	—	305	204	—	204

Total other comprehensive income (loss)	305	—	305	204	—	204

Total comprehensive loss	$(7,052)	$(2,195)	$(9,247)	$(12,212)	$(2,195)	$(14,407)

Net loss	$(7,357)	$(2,195)	$(9,552)	$(12,416)	$(2,195)	$(14,611)

Deemed dividends	—	—	—	—	—	—

Net loss attributable to common shareholders	$(7,357)	$(2,195)	$(9,552)	$(12,416)	$(2,195)	$(14,611)

Net loss per share:
Basic and diluted	$(0.20)	$(0.06)	$(0.26)	$(0.38)	$(0.07)	$(0.45)

Weighted average number of shares outstanding: basic and diluted	37,254,839	$—	37,254,839	32,574,158	—	32,574,158

F-1
8

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

Restated Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2024	10,086,119	$1	$238,398	$(190,259)	$(892)	$47,248
Exercise of pre-funded warrants	1,768,454	—	—	—	—	—
Exercise of Series 2 warrants	857,845	—	1,655	—	—	1,655
Exercise of common warrants	5,181,347	—	20,002	—	—	20,002
Share-based compensation	—	—	435	—	—	435
Foreign currency translation loss	—	—	—	—	(101)	(101)
Net loss	—	—	—	(5,059)	—	(5,059)

Balance at September 30, 2024	17,893,765	1	260,490	(195,318)	(993)	64,180
Exercise of pre-funded warrants	606,129	—	—	—	—	—
Exercise of Series 2 warrants	642,160	—	1,240	—	—	1,240
Exercise of common warrants, net of issuance costs of $2	4,309,421	—	16,630	—	—	16,630
Share-based compensation	—	—	943	—	—	943
Foreign currency translation gain	—	—	—	—	305	305
Net loss	—	—	—	(7,357)	—	(7,357)
Restatement adjustment	—	—	2,195	(2,195)	—	—

Balance at December 31, 2024 (as restated)	23,451,475	$1	$281,498	$(204,870)	$(688)	$75,941
Issuance of common stock and pre-funded warrants sold for cash, net of offering costs of $2,245	2,043,000	1	28,212	—	—	28,213
Exercise of common warrants	51,813	—	201	—	—	201
Share-based compensation	—	—	2,597	—	—	2,597
Foreign currency translation gain	—	—	—	—	(28)	(28)
Net loss	—	—	—	(9,354)	—	(9,354)
Restatement adjustment	—	—	5,147	(5,147)	—	—

Balance at March 31, 2025 (as restated)	25,546,288	$2	$317,655	$(219,371)	$(716)	$97,570

F-
19

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

Restated Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended March 31, 2025
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(21,770)	$(7,342)	$(29,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	—	52
Amortization of right-of-use assets	226	—	226
Unrealized loss on investment	—	—	—
Gain on extinguishment of liabilities	(764)	—	(764)
Share-based compensation expense	3,975	7,342	11,317
Changes in operating assets and liabilities:
Trade and other receivables	226	—	226
Prepaid and other assets	147	—	147
Trade and other payables	2,862	—	2,862
Accrued employee benefits	(82)	—	(82)
Lease liabilities	(247)	—	(247)

Net cash used in operating activities	(15,375)	—	(15,375)

Cash flows from investing activities:
Purchase of property and equipment	(18)	—	(18)

Net cash used in investing activities	(18)	—	(18)
Cash flows from financing activities:
Proceeds from issuance of common stock, pre-funded warrants, and common warrants	30,459	—	30,459
Proceeds from exercise of pre-funded warrants, series 2 warrants and common warrants	39,729	—	39,729
Share issuance transaction costs	(2,247)	—	(2,247)

Net cash provided by financing activities	67,941	—	67,941

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	169	—	169

Net increase in cash, cash equivalents, and restricted cash	52,717	—	52,717
Cash, cash equivalents, and restricted cash, beginning of period	50,929	—	50,929

Cash, cash equivalents, and restricted cash, end of period	$103,646	—	$103,646

Supplemental disclosure of cash flow information
Initial measurement of operating lease right- of -use assets and liabilities	$255	—	$255

Re-measurement of operating lease right-of-use assets and liabilities	$666	—	$666

F-2
0

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

Restated Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended December 31, 2024
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(12,416)	$(2,195)	$(14,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	—	39
Amortization of right-of-use assets	133	—	133
Unrealized loss on investment	—	—	—
Gain on extinguishment of liabilities	(764)	—	(764)
Share-based compensation expense	1,378	2,195	3,573
Changes in operating assets and liabilities:
Trade and other receivables	226	—	226
Prepaid and other assets	165	—	165
Trade and other payables	(980)	—	(980)
Accrued employee benefits	77	—	77
Lease liabilities	(147)	—	(147)

Net cash used in operating activities	(12,289)	—	(12,289)

Cash flows from investing activities:
Purchase of property and equipment	(12)	—	(12)

Net cash used in investing activities	(12)	—	(12)
Cash flows from financing activities:
Proceeds from exercise of pre-funded warrants, series 2 warrants and common warrants	39,529	—	39,529
Share issuance transaction costs	(2)	—	(2)

Net cash provided by financing activities	39,527	—	39,527

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	190	—	190

Net increase in cash, cash equivalents, and restricted cash	27,416	—	27,416
Cash, cash equivalents, and restricted cash, beginning of period	50,929	—	50,929

Cash, cash equivalents, and restricted cash, end of period	$78,345	—	$78,345

F-2
1

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

Quarterly Financial Information (Unaudited)
The following table present
s
selected unaudited condensed consolidated Statements of Operations and Comprehensive Income (Loss) for each quarter of the periods indicated:

	Three Months Ended
	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025
		(Restated)	(Restated)
Operating expenses
Royalties and license fees	$—	$—	$—	$—
Research and development	3,585	5,385	6,495	2,867
General and administrative	2,206	5,420	8,840	6,967

Total operating expenses	5,791	10,805	15,335	9,834

Loss from operations	(5,791)	(10,805)	(15,335)	(9,834)
Other income (loss):
Foreign currency transaction gain (loss)	93	(294)	11	119
Interest income (expense), net	604	823	823	1,036
Other expense, net	35	(40)	—	(126)
Gain on extinguishment of liabilities	—	764	—	—

Total other income, net	732	1,253	834	1,029

Net loss	$(5,059)	$(9,552)	$(14,501)	$(8,805)

Other comprehensive income:
Unrealized foreign currency translation gain (loss)	(101)	305	(28)	(123)

Total other comprehensive income (loss)	$(101)	$305	$(28)	$(123)

Total comprehensive loss	$(5,160)	$(9,247)	$(14,529)	$(8,928)

Net loss	$(5,059)	$(9,552)	$(14,501)	$(8,805)

Net loss per share:
Basic and diluted	$(0.18)	$(0.26)	$(0.38)	$(0.21)

Net loss per share:
Weighted average number of shares outstanding: basic and diluted	27,883,624	37,254,839	38,599,453	41,161,259

F-2
2

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

4. Liquidity
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the fiscal years ended June 30, 2025 and 2024, the Company incurred net losses of $37.9 million and $21.8 million, respectively, and used cash in operations of $23.6 million and $19.4 million, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.
The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its operating costs, and as such, is dependent on funding operations through capital financing activities. As of June 30, 2025, the Company had
$
97.7
 million in cash and cash equivalents.
On April 22, 2024 we closed a private investment in public equity (PIPE) financing in which we sold
5,749,152
shares of common stock at a price per share of $
4.80
and, in lieu of shares of common stock,
pre-funded
warrants to purchase up to an aggregate of
2,584,239
shares of common stock at a price per
pre-funded
warrant of $
4.7999
, to certain accredited institutional investors. The
pre-funded
warrants were immediately exercisable until exercised in full at an exercise price of $
0.0001
per share of common stock. Gross proceeds from the financing totaled $
40.0
 million. The Company also received additional cash during the fiscal year ended June 30, 2025 due to warrant exercises, warrant issuances, and common stock issuances totaling $
72.8
 million. See Note 9. Stockholders Equity.

On October 11, 2024, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering amount of up to $
75
million from time to time through the Agent. The Agent will be entitled to a commission from us of
3.0
% of the gross proceeds from the sale of shares sold under the Sales Agreement. Through the end of fiscal year ended June 30, 2025, we have not engaged in any sales under the Sales Agreement.
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
5. Cash, cash equivalents, and restricted cash

(US$’000)	June 30, 2025	June 30, 2024
Cash at bank	$97,744	$50,866
Restricted cash	113	63

Total	$97,857	$50,929

F-
2
3

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

6
. Prepaid and other assets

(US$’000)	June 30, 2025	June 30, 2024
Prepaid expenses	$655	$577
Market value of listed shares	1	1

Total other assets	656	578
Less: non-current portion	(28)	(62)

Current portion	$628	$516
7
. Property and equipment, net

(US$’000)	June 30, 2025	June 30, 2024
Software	$6	$6
Lab equipment	1,533	1,521
Computer hardware	32	32
Furniture and fixtures	6	—
Leasehold improvements	24	24

Total property and equipment, gross	1,601	1,583

Accumulated depreciation and amortization	(1,470)	(1,404)

Total property and equipment, net	$131	$179

Depreciation and amortization expense was $66

thousand
and $87

thousand for the years ended June 30, 2025 and 2024, respectively.
8
. Trade and other payables

(US$’000)	June 30, 2025	June 30, 2024
Trade payable	$201	$1,351
Accrued consultant fees	36	75
Accrued professional fees	62	97
Accrued clinical development project costs	656	2,504
Other payables	67	138

Total	$1,022	$4,165

During the

year ended June 30, 2025, the Company agreed to resolve disputed trade payables and accrued clinical development project costs of $1.2 million with a vendor for $495 thousand. This settlement resulted in a gain of $764 thousand recorded in the consolidated statement of operations and other comprehensive loss under other income (expense) for the period.
9
. Leases
The
Company has entered into two operating leases for office spaces as of June 30, 2025. On February 1, 2025, the Company entered into a new lease which has an initial expiration date in 2026. On February 24, 2025, the

F-
2
4

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

Company entered into an amendment to an existing lease to extend the lease expiration date to 2027 and modify the remaining lease payments. The lease modification was not accounted for as a separate contract and instead the existing operating lease right-of-use
asset and liability were remeasured during the period under agreements that expire in 2026 and 2027. Both leases contain options to extend for additional renewal periods. The leases require the Company to pay utilities, insurance, taxes, and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.
The tables below show the changes during the year ended June 30, 2025:

(US$’000)	Operating lease right- of- use assets
Balance at July 1, 2024	$270
Re-measurement during the period	666
Initial measurement at February 1, 2025	254
Amortization of right of use asset	(330)

Operating lease right-of-use asset at June 30, 2025	$860

(US$’000)	Operating lease liabilities
Balance at July 1, 2024	$284
Re-measurement during the period	666
Initial measurement at February 1, 2025	255
Principal payments on operating lease liabilities	(356)

Operating lease liabilities at June 30 2025	849
Less: non-current portion	(495)

Current portion at June 30, 2025	$354

As of June 30, 2025, the Company’s operating leases have a weighted average lease term of
2.12
years and a weighted average discount rate of
6
%. The leases’ options to extend are not included within the remaining lease term as the Company is currently not reasonably certain to exercise such options. The calendar year ended maturities of the operating lease liabilities are as follows:

(US$’000)	June 30, 2025
2025	$145
2026	435
2027	331

Total operating lease payments	911

Less imputed interest	(62)

Present value of operating lease liabilities	$849

The Company recorded lease liabilities and
right-of-use
lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The incremental borrowing rate was determined based on quoted rates by the Company’s business banker for

F-
2
5

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
collateralized debt with terms similar to the lease agreements. Rent expense was $
0.4
 million and $0.3 million for the fiscal years ended June 30, 2025 and 2024, respectively, and is reported within general and administrative expenses on the consolidated statements of operations and comprehensive loss.
10
. Stockholders’ equity
Preferred Stock
On December 6,
2024, th
e stockholders of the Company approved an
amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as amended, to authorize the issuance of
5,000,000
shares of preferred stock, par value $
0.0001
. As of June 30, 2025, there were no preferred shares issued and outstanding.
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
The Charter Amendment was filed with the Secretary of State of the State of Delaware and became effective December 9, 2022. On July 26, 2023, the Company effected a
1-for-17
reverse stock split (the “Reverse Stock Split”).
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
On March 25, 2025, the Company entered into an underwriting agreement to which the Company issued and sold (i) 1,143,000 shares of the Company’s common stock, par value $0.0001 per share at a purchase price to investors of $13.00 per share, and (ii) pre-funded warrants to purchase 300,000 shares of Common Stock at an exercise price of $0.0001 per share at a purchase price to investors of $12.999 per warrant. Total gross proceeds from underwriting offering (the “2025 Underwritten Offering”) were $18.8 million less underwriter issuance costs of $1.1 million and other cash issuance costs of $0.4 million. The pre-funded warrants are exercisable immediately and do not have an expiration date.
Concurrently with the 2025 Underwritten Offering, on March 25, 2025, the Company also entered into a Securities Purchase Agreement to which the Company issued and sold 900,000 shares of Common Stock in a registered direct offering at a purchase price of $13.00 per share. Gross proceeds from registered direct offering

F-
2
6

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

were $11.7 million less underwriter issuance costs of $0.7 million. The Company entered into a registration rights agreement in connection with the closing of the registered direct offering. The agreement required the Company to use its best efforts to register the shares for resale no later than 60 days following the closing of the registered direct offering.
As of June 30, 2025 and June 30, 2024, common stock reserved for future issuance consisted of the following:

	June 30, 2025	June 30, 2024
Common stock warrants outstanding	20,443,496	34,271,146
Common stock options issued and outstanding	4,902,140	1,182,140
Shares available for future issuance under the 2020 Plan	3,302,397	22.397
Shares reserved for common stock under the At the Market Offering	8,000,000	—

Total	36,648,033	35,475,683

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

$0.0017 per share until exercised in full and (iii) 29,809,471 Series 2 warrants (the “Series 2 Warrants”), which, after giving effect to the Reverse Stock Split, are currently exercisable into 1,753,503 shares of common stock at an exercise price of $11.22 per share. The Series 2 warrants sold in the offering became exercisable commencing December 9, 2022, the date on which the Company had both (a) received approval from its stockholders to increase the number of shares of common stock it is authorized to issue and (b) effected such stockholder approval by filing with the Secretary of State of the State of Delaware a certificate of amendment to its Amended and Restated Certificate of Incorporation, and will expire on the fifth anniversary of such initial exercise date. The combined purchase price for each share of common stock and accompanying common warrant was $
10.20
, which was allocated as $
10.03
per share of common stock and $
0.17
per common warrant. The Series 2 Warrants contain an exercise price adjustment mechanism providing that certain issuances of common stock (or common stock equivalents), if made at a price lower than the then existing exercise price of such Series 2 Warrants would reset the exercise price to such lower price. As a result of the August 11, 2023 public offering, the exercise price of the Series 2 Warrants has been automatically reset as of the closing time of such public offering to $
1.9299
. For the nine months ended March 31, 2024, we recorded a deemed dividend, for accounting purposes, during the fiscal quarter ended September 30, 2024 of $
618,987
as a result of an adjustment to the exercise price of its Series 2 Warrants due to an exercise price adjustment provision in such warrants.

F-
2
7

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

On October 17, 2022 and October 27, 2022, investors exercised
117,939
and
9,804
pre-funded
warrants, respectively, at an exercise price of $
0.0017
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
On October
17
,
2023
an investor exercised
25,000
pre-funded
warrants at an exercise price of $
0.0001
per share. On November
24
,
2023
, an investor exercised
20,000
Series
2
warrants at an exercise price of $
1.93
per share. On March
15
,
2024
and March
18
,
2024
, investors exercised
105,888
and
26,472
pre-funded
warrants, respectively, at an exercise price of $
0.0001
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
350,000
,
438,000
, and
7,947
pre-funded
warrants, respectively, at an exercise price of $
0.0001
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

F-
2
8

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

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
On

March
25
,
2025
, as part of the 2025 Underwritten Offering, the Company issued and sold pre-funded
warrants to purchase
300,000
shares of Common Stock at an exercise price of $
0.0001
per share at a purchase price to investors of $
12.999
per warrant.
The
pre-funded
warrants are exercisable immediately and do not have an expiration date.
On April 11, 2025, an investor exercised 53,922 Series 2 warrants at an exercise price of $1.93 per share. On May 20, 2025, an investor exercised 650,259 common warrants, at an exercise price of $3.86 per share.
Total net proceeds received by the Company during the fiscal year ended June 30, 2025 from the issuance of common stock, prefunded warrants, and exercises of warrants totaled $70.5 million.
As of June 30, 2025, there were 20,443,496 warrants outstanding.
The activity related to warrants for the fiscal years ended June 30, 2025 and 2024, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2023	2,348,039	$8.86
Pre-funded warrants issued August 11, 2023	15,126,226	$0.0001
Common warrants issued August 11, 2023	16,002,175	$3.86
Pre-funded warrants issued April 22, 2024	2,584,239	$0.0001
Common warrants exercised	(738,187)	$3.86
Series 2 warrants exercised	(98,039)	$1.9299
Pre-funded warrants exercised	(953,307)	$0.0001

Outstanding and exercisable at June 30, 2024	34,271,146	$1.8453

Pre-funded warrants issued March 25, 2025	300,000	$0.0001
Pre-funded warrants exercised	(2,374,583)	$0.0001
Series 2 warrants exercised	(1,553,927)	$1.9299
Common warrants exercised	(10,192,840)	$3.86
Purchase warrants expired	(6,300)	$178.50

Outstanding and exercisable at June 30, 2025	20,443,496	$0.9672

F-
29

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

Equity Incentive Plan
Employee Share Option Plan
In connection with its re-domiciliation to the United States, the Company assumed BBL’s obligations with respect to the settlement of options that were issued by BBL prior to the re-domiciliation pursuant to the Benitec Officers’ and Employees’ Share Option Plan (the “Prior Plan”). This includes the Company’s assumptions of the Prior Plan and all award agreements pursuant to which each of the options were granted. Each option when exercised entitles the option holder to one share in the Company. Options are exercisable on or before an expiry date, do not carry any voting or dividend rights and are not transferable except on death of the option holder or in certain other limited circumstances. Employee options vest one third on each anniversary of the applicable grant date for three years. If an employee dies, retires, or otherwise leaves the organization, and certain other conditions have been satisfied, generally the employee has 12 months to exercise their options, or the options are cancelled. After the re-domiciliation, no new options have been or will be issued under the Prior Plan.
On July 1, 2024, the Prior Plan and all options granted thereunder expired by its and their terms.
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

F-
3
0

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

Equity Awards
The activity related to equity awards, which are comprised of stock options during the fiscal years ended June 30, 2025 and 2024, respectively, is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2023	107,993	$31.88	8.96 years	$11,888
Granted	1,076,538	5.01	9.66 years
Expired	(2,038)	501.93	—
Forfeited	(353)	74.18	—

Outstanding at June 30, 2024	1,182,140	$6.58	9.51 years	$2,342,847
Granted	3,720,000	12.16	9.47 years
Expired	—	—	—
Forfeited	—	—	—

Outstanding at June 30, 2025	4,902,140	$10.81	9.24 years	$7,728,384
Exercisable at June 30, 2025	858,377	$10.68	8.86 years	$2,750,369

Equity-based Compensation Expense
The weighted-average grant-date fair value of stock options granted during the years ended June 30, 2025 and June 30, 2024 was $10.70 and $4.39, respectively.
The Company estimated the fair value of each employee equity award on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Year Ended June 30,
	2025	2024
Expected volatility	121.2%	120.8%
Expected term	6 years	6 years
Risk-free interest rate	4.12%	4.12%
Expected dividend yield	—%	—%
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

F-
3
1

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

Expected Dividend Yield. The Company bases the expected dividend yield assumption on the fact that it has never paid dividends and does not expect to pay dividends in the foreseeable future.
In addition to assumptions used in the Black-Scholes option-pricing model, the Company accounts for forfeitures of share-based awards as they occur.
Share-Based Compensation Expense
The classification of share-based compensation expense is summarized as follows:

(US$’000)	June 30,
	2025	2024
Research and development	$2,299	$239
General and administrative	15,127	591

Total share-based compensation expense	$17,426	$830

As of June 30, 2025 and 2024, there was $26.6 million and $4.2, respectively, of unrecognized share-based compensation expense related to stock options issued under the Share Option Plan and the

2
020
Plan. Unrecognized expense as of June 30, 2025 is expected to be recognized over a weighted

average period of
3.27
years.
1
1
. Income taxes
Loss before provision for incom
e taxes cons
isted of the following:

(US$’000)	Year Ended June 30,
	2025	2024
United States	$(37,183)	$(21,036)
International	(734)	(715)

Total	$(37,917)	$(21,751)

F-
3
2

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

The tax effects of significant items comprising the Company’s deferred taxes are as follows:

(US$’000)	June 30,
	2025	2024
Deferred tax assets:
Net operating losses	$16,473	$14,466
Other	110	172
Lease liability	178	60
Share-based compensation	470	264
Intangible assets	200	218
Section 174 Capitalization	8,103	5,771

Gross deferred tax assets	25,534	20,951
Less valuation allowance	(25,044)	(20,594)
Deferred tax liabilities:
Right-of-use assets	(181)	(57)
Fixed assets	(5)	(5)
Prepaid expenses	(123)	(99)
Unrealized foreign exchange gains and losses	(181)	(196)

Total deferred tax liabilities	(490)	(357)

Net deferred taxes	$—	$—

ASC
740
requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is “more likely than not.” Realization of the future tax benefits is dependent on the Company’s ability to generate sufficient taxable income within the carryforward period. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. As of June
30
,
2025
and
2024
, the Company established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.
The valuation allowance
increased
$4.45 million during the year ended June 30, 2025. Net operating losses and tax credit carryforwards as of June 30, 2025 are as follows:

(US$’000)	Amount	Expiration Years
Net operating losses, federal (post-December 31, 2017)	$21,391	Do not expire
Net operating losses, state	—	—
Net operating losses, Australia	47,924	Do not expire

F-
3
3

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

The effective rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended June 30,
	2025	2024
Statutory rate	21.00%	21.00%
Permanent differences	(0.09%)	(0.76%)
Share-based payments	(0.53%)	(0.80%)
Change in valuation allowance	(11.82%)	7.12%
Foreign tax rate differential	0.02%	0.03%
Section 382 Write-off	(0.00%)	(26.59%)
Section 162m Write-off	(8.58%)	0.00%

Total	(0.00%)	(0.00%)

The Company is subject to taxation in the U.S., various state jurisdictions and Australia. The Company’s tax returns for the tax years

2019 through 2023 are open and are subject to examination by federal taxing authorities and the Company’s tax returns for tax years 2020 through 2023 are subject to examination by state taxing authorities. The Company is not currently undergoing a tax audit in any federal, state, or Australian jurisdiction.

The entire amount of the Company’s unrecognized tax benefits would not impact its effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the year ended June
30
,
2025
, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next
12
months.
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

F-
3
4

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024
On June 27, 2024, California’s Governor signed Senate Bill 167 (SB 167), which limits the use of net operating losses and business credits for tax years beginning on January 1, 2024, and before January 1, 2027. The legislation disallows a net operating loss deduction for medium and large businesses and limits the use of tax credits to offset tax due to no more than $5 million for each taxable year. The Company evaluated the impact of SB 167 and determined that the legislation did not materially impact the Company’s income tax provision for the fiscal year ended June 30,
2025.
In July 2025, the U.S. government enacted comprehensive legislation commonly referred to as the One Big Beautiful Bill Act of 2025 (the “OBBB”). The OBBB, which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international). It includes reinstating the option to claim 100% accelerated deprecations deductions on qualified property and immediate expensing of domestic research and development costs. Income tax accounting guidance requires the effects of tax law changes to be recognized in the period of enactment. Since the legislation was signed into law after June 30, 2025, it had no impact on our operating results for the fiscal year ended June 30, 2025. The provisions of the OBBB are currently not expected to have a material effect on the Company’s financial statements and related disclosures; however, the Company will continue to monitor developments and evaluate any potential future impacts.
1
2
. Commitments and contingencies
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
1
3
. Segment reporting
The Company’s operating segments are components of the Company for which separate discrete financial information is available and is evaluated by the Company’s chief operating decision maker (“CODM”), the
Chief Executive Officer
, in deciding how to allocate resources and assess performance. The Company’s CODM views the Company’s operations and manages its business as a single reportable segment with a single
operating segment, which is the business of discovery and development of therapeutic agents in the treatment of genetic disorders.
While the Company has subsidiaries in several geographic regions, there are no standalone operations; rather, all R&D activities are supported by a single corporate team. The determination of a single reportable segment is consistent with the consolidated financial information available and regularly reviewed by the Company’s CODM. The Company manages R&D activities and operating expenses on a consolidated basis.

F-
3
5

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

The CODM uses comprehensive net loss in making decisions regarding resource allocation and evaluating financial performance, which is also reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The following table represents the potential format for reporting the results of the Company’s reportable segment for the year ending June 30, 2025:

(US$’000)	Fiscal Year Ended June 30,
Operating Expenses	2025	2024
Royalties and license fees	$—	$(108)
Research and development	18,332	15,609
General and administrative	23,433	6,989
Other segment items	(3,848)	(739)

Net loss	(37,917)	(21,751)
Other segment items include foreign currency transaction gain (loss), interest income (expense), other expense, net gain on extinguishment of liabilities, and unrealized loss on investment
1
4
. Related party transactions
During the years ended June 30, 2025 and 2024, the Company did not enter into any related party transactions other than as set forth below or equity and other compensation, termination, change in control and other arrangements, which are described or incorporated by reference in Part III of this Annual Report on Form 10-K.
On August 11, 2023, we closed an underwritten public offering of common stock and pre-funded warrants (the “2023 Pre-Funded Warrants”) and common warrants (the “2023 Common Warrants”) that were purchased together with the common stock and the 2023 Pre-Funded Warrants (the “2023 Offering”). We sold an aggregate of 875,949 shares of common stock and 15,126,226 of 2023 Pre-Funded Warrants exercisable for shares of our common stock at an exercise price of $0.0001 per share, and 16,002,175 of 2023 Common Warrants exercisable for shares of our common stock at an exercise price of $3.86 per share in the 2023 Offering. The net proceeds to us from the 2023 Offering were approximately $28.6 million, after deducting underwriting discounts and commissions and estimated 2023 Offering expenses payable by us, and excluding any proceeds we may receive upon exercise of the 2023 Pre-Funded Warrants or the 2023 Common Warrants. Entities affiliated with Suvretta, Franklin Resources and Janus Henderson Group plc, each a beneficial owner of more than five percent of the outstanding shares of our common stock, participated in the offering on the same terms as other investors. Kevin Buchi, one of our directors, purchased 51,813 shares of common stock in the 2023 Offering for an aggregate gross purchase price of approximately $99,999.
Megan Boston, our Chief Financial Officer and one of our directors, purchased
25,907 shares of common stock in the 2023 Offering for an aggregate gross purchase price of approximately $50,000.
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

F-
3
6

BENITEC BIOPHARMA INC.
Notes to Consolidated Financial Statements
June 30, 2025 and 2024

Entities affiliated with each of Suvretta Capital and Franklin Resources, Inc., both of which were greater than 5% stockholders prior to the offering, participated in the April 2024 private placement, purchasing $16,750,004 and $1,000,003 of securities in the transaction, respectively. In connection with the 2024 private placement, each of Nemean Asset Management, Adage Capital Partners, HBM Healthcare Investments, Nantahala Capital Management, and Special Situations Fund become beneficial owners of more than 5% of our outstanding shares of common stock.
In connection with the April 2024 private placement, we entered into a Voting Commitment Agreement with the purchasers in the private placement (the “Voting Commitment Agreement”). Pursuant to the Voting Commitment Agreement, the Company was obligated to use its reasonable best efforts to obtain stockholder approval of the exercise of the Pre-Funded Warrants issued in the private placement and the warrants issued in the Company’s underwritten public offerings on September 15, 2022 and August 11, 2023 (the “Existing Warrants,” and together with the Pre-Funded Warrants, the “Warrants”) in accordance with the rules of the Nasdaq Stock Market which otherwise would be subject to the Beneficial Ownership Limitation (the “Stockholder Approval”). The Company obtained the Stockholder Approval by the Company’s stockholders at the Company’s Special Meeting of Stockholders held August 29, 2024. As a result of the Stockholder Approval, holders of the Existing Warrants can waive the 19.99% beneficial ownership limitation that would otherwise be applicable to such holder. Suvretta Capital has waived the limitation is now subject to a 49.9% beneficial ownership limitation.
We also entered into a Board Designation Side Letter (the “Board Designation Agreement”) with Suvretta Capital at the closing of the April 2024 private placement. Pursuant to the Board Designation Agreement, the Company agreed to consider for appointment and appoint Kishen Mehta to the Company’s Board, upon consummation of the April 2024 private placement, and in such board class as determined by the Company prior to his appointment. Mr. Mehta was appointed to the Board as a Class I director on June 26, 2024.
On September 26, 2024, Suvretta Capital, on behalf of itself and each of the Suvretta Funds, entered into a waiver with the Company, pursuant to which, among other things (i) Suvretta Capital waived the 19.99% beneficial ownership limitation set forth in each of the warrants held by the Suvretta Funds, and (ii) Suvretta Capital and the Company agreed that Suvretta Capital will not be permitted to complete an exercise of the warrants held by the Suvretta Funds to the extent the beneficial ownership (calculated as provided in the applicable warrants) of Suvretta Capital in the Company following such exercise would exceed 49.9%.
On March 25, 2025, we entered into an Underwriting Agreement with Leerink Partners LLC and TD Securities (USA) LLC, as representatives of the several underwriters named therein, pursuant to which we agreed to issue and sell, in an underwritten offering by us (the “Underwritten Offering”), (i) 1,143,000 shares of our common stock, par value $0.0001 per share (the “Common Stock”) at a purchase price to investors of $13.00 per share, and (ii) pre-funded warrants to purchase 300,000 shares of Common Stock at an exercise price of $0.0001 per share at a purchase price to investors of $12.999 per warrant. In connection with the Underwritten Offering, we entered into a Securities Purchase Agreement with entities affiliated with each of Suvretta Capital, a greater than 5% beneficial owner prior to the offering (together, the “Purchasers”), pursuant to which we agreed to issue and sell to the Purchasers an aggregate of 900,000 shares of Common Stock at a purchase price of $13.00 per share in a registered direct offering (the “Direct Offering,” and together with the Underwritten Offering, the “Offerings”), the same price per share as the offering price in the Underwritten Offering. We received gross proceeds of approximately $30.5 million and net proceeds of approximately $28.2 million from the Offerings.
1
5
. Subsequent events
None.

F-
3
7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2025. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, have concluded that our disclosure controls and procedures were not effective as of June 30, 2025 because of the material weakness identified in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Our management, including our principal executive and principal financial officer, has evaluated any changes in our internal control over financial reporting that occurred during the year ended June 30, 2025, and noting the material weakness, discussed below, has otherwise concluded that there was no change that occurred during that period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management, with the participation of our principal executive and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2025 due to a material weakness in our internal controls as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with our audited consolidated financial statements for the year ended June 30, 2025, management identified a material weakness in our internal control over financial reporting with respect to:

•

Inadequate design and implementation of controls over our share-based compensation calculation review process. Specifically, we did not design and/or implement process level controls to ensure all inputs used in share-based compensation expense calculations are complete and accurate, including review of the vesting allocation method applied by the equity system.

The material weakness resulted in the restatement of the consolidated financial statements for the quarterly periods as of and for the periods ended March 31, 2025, and December 31, 2024.

Notwithstanding the material weakness identified above, management has concluded that our consolidated financial statements included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company in accordance with US GAAP for each of the periods presented therein.

In order to remediate this matter, we plan to perform, or already have performed, the following remediating steps:

•	Updated the equity system’s default vesting allocation method configuration;

•

Enhanced management’s quarterly share-based compensation review process to identify and verify all relevant inputs of the share-based compensation expense calculation, including review over the completeness and accuracy of the vesting allocation method applied by the equity system.

We will consider the material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively.

Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting

As reported in Part II, Item 9A, Controls and Procedures, of our Annual Reports on Form 10-K for the fiscal year ended June 30, 2024, filed on September 26, 2024, we previously identified a material weakness in our internal controls resulting from our accounting personnel not being able to process and account for complex, non-routine transactions in accordance with US GAAP.

Since identifying the material weakness, our management has designed and implemented new or enhanced internal control procedures, which we believe address both the identified material weakness and strengthens our overall financial control environment, including:

•	Adding financial reporting controls over the review of significant and unusual transactions, review of the quarterly disclosure checklist and review of EPS computations;

•	Formalizing the flow of business transactions communicated to the accounting function;

•	Hiring additional accounting personnel to allow for more robust review of complex, non-routine transactions to prevent similar occurrences in the future;

•	Engaging, as necessary, an accounting advisory firm with technical accounting expertise to assist in the accounting and reporting of complex, non-routine transactions; and

•	Increasing access to accounting literature and research materials, including participation in ongoing continuing education requirements and periodically hosted accounting and reporting conferences.

Our management has completed the implementation of significant enhancements to our procedures and newly implemented controls. Based on the results of our testing, our management has determined that the newly implemented controls have been designed and operating effectively for a sufficient period to conclude that the previously identified material weakness was remediated as of June 30, 2025.

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

Item 9B. Other Information.
During the three-month period ended June 30, 2025, none of our directors or officers adopted, modified or terminated a
“Rule 10b5-1 trading
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

III-1

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

Reference is made to the Index to the Consolidated Financial Statements included in Item 8 of this report.

Financial Statement Schedules

Required information is included in the notes to the consolidated financial statements.

Exhibit Index

Exhibit Number	Exhibit

2.1	Amended and Restated Scheme Implementation Agreement (incorporated by reference to Exhibit 99.4 of the Form 6-K of Benitec Biopharma Limited (File No. 001-37518) furnished on March 18, 2020)

3.1	Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on April 15, 2020)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 17, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 21, 2021)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 9, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 12, 2022)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective July 26, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 25, 2023)

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 9, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 10, 2024)

3.6	Amended and Restated Bylaws of Benitec Biopharma Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on April 15, 2020)

4.1	Form of common stock certificate of Benitec Biopharma Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 15, 2020)

4.2	Form of Purchase Warrant (incorporated by reference to Exhibit 99.4 to the Form 6-K of Benitec Biopharma Limited (File No. 001-37518) furnished on September 30, 2019)

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 16, 2022)

4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on September 16, 2022)

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 11, 2023)

Exhibit Number	Exhibit

4.6	Form of Common Warrant (incorporated by reference to 4.2 to the Registrant’s Form 8-K on August 11, 2023)

4.7	Warrant Agency Agreement, dated September 15, 2022, by and between Benitec Biopharma Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on September 16, 2022)

4.8	Warrant Agency Agreement, dated August 11, 2023, by and between Benitec Biopharma Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on August 11, 2023)

4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 19, 2024)

4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 26, 2025)

4.11	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K filed on September 20, 2021)

10.1	Share Subscription Agreement, dated October 24, 2016, between Nant Capital, LLC and Benitec Biopharma Limited (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form F-3 of Benitec Biopharma Limited (File No. 333-218400) filed on June 1, 2017)

10.2	Commercial Lease Agreement between Hayward Point Eden I Limited Partnership and Benitec Biopharma Limited (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form F-1 of Benitec Biopharma Limited (File No. 333-205135) filed on June 22, 2015)

10.3†	Employment agreement between Megan Boston and Benitec Biopharma Limited dated July 11, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1 filed on August 14, 2020)

10.4†	Employment agreement between Dr. Jerel A. Banks and Tacere Therapeutics, Inc. dated September 11, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-1 filed on August 14, 2020)

10.5	Research Collaboration Agreement, dated January 27, 2017, between Benitec Biopharma Limited and Nant Capital, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form F-3 filed on June 1, 2017)

10.6†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 15, 2020)

10.7†	Benitec Officers’ and Employees’ Share Option Plan (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 of Benitec Biopharma Limited (File No. 333-209398) filed on February 4, 2016))

10.8†	Form of Option Award Agreement under the Benitec Officers’ and Employees’ Share Option Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1 filed on August 14, 2020)

10.9†	Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 14, 2020)

10.9.1†	First Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of December 8, 2021 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 22, 2021)

10.9.2†	Second Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of December 6, 2023 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 20, 2023)

Exhibit Number	Exhibit

10.9.3†	Third Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of August 29, 2024 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on July 29, 2024)

10.10†	Form of Evidence of Award of Option Right Pursuant to the Benitec Biopharma Inc. 2020 Equity Incentive and Compensation Plan (Executives) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 15, 2020)

10.11†	Form of Evidence of Award of Option Right Pursuant to the Benitec Biopharma Inc. 2020 Equity Incentive and Compensation Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 15, 2020)

10.12	Securities Purchase Agreement, dated April 17, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 19, 2024)

10.13	Registration Rights Agreement, dated April 22, 2024, by and between Benitec Biopharma Inc. and each of the purchasers signature thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2024)

10.14	Form of Voting Commitment Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on April 19, 2024)

10.15	Board Designation Agreement, dated April 22, 2024, by and between Benitec Biopharma Inc. and Suvretta Capital Management, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on May 13, 2024)

10.16	Sales Agreement, dated October 11, 2024, between Benitec Biopharma Inc. and Leerink Partners LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on October 11, 2024)

10.17	Letter Agreement, dated as of September 26, 2024, by and between Benitec Biopharma Inc. and Suvretta Capital Management, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on October 8, 2024)

10.18	Underwriting Agreement, dated March 25, 2025, by and between Benitec Biopharma Inc., Leerink Partners LLC and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on March 26, 2025)

10.19	Securities Purchase Agreement, dated March 25, 2025, by and between Benitec Biopharma Inc., Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 26, 2025)

10.20	Registration Rights Agreement, dated March 26, 2025, by and between Benitec Biopharma Inc., Averill Master Fund, Ltd. and Averill Madison Master Fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 27, 2025)

10.21	Fourth Amendment to Lease, dated August 30, 2021, by and between Hayward Point Eden I Limited Partnership and Benitec Biopharma Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on May 14, 2025)

10.22	Fifth Amendment to Lease, dated February 24, 2025, by and between Hayward Point Eden I Limited Partnership and Benitec Biopharma Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on May 14, 2025)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-K filed on September 26, 2024)

21.1*	List of significant subsidiaries

Exhibit Number	Exhibit

23.1*	Consent of Baker Tilly US, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Benitec Biopharma Inc. Dodd-Frank Clawback Policy

101.INS	Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†	Indicates a management contract or compensatory plan.
*	Filed or furnished herewith

Financial Statements and Schedules of Subsidiaries and Affiliates

None.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Hayward, State of California, on the 22nd day of September 2025.

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

Signature	Title	Date

/s/ Dr. Jerel Banks Dr. Jerel Banks	Chief Executive Officer, Chairman of the Board and Director (principal executive officer)	September 22, 2025

/s/ Megan Boston Megan Boston	Chief Financial Officer, Director (principal accounting and financial officer)	September 22, 2025

/s/ J. Kevin Buchi J. Kevin Buchi	Director	September 22, 2025

/s/ Peter Francis Peter Francis	Director	September 22, 2025

/s/ Edward Smith Edward Smith	Director	September 22, 2025

/s/ Kishan (“Kishen”) Mehta Kishan (“Kishen”) Mehta	Director	September 22, 2025