Form 10-Q
period 2025-09-30
Benitec Biopharma Inc.
filed 2025-11-14
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
of the Exchange Act). Yes ☐ or No ☒
We had 33,862,226 shares of our common stock outstanding as of the close of business on November 14, 2025.

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

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
BENITEC BIOPHARMA INC.
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	September 30, 2025	June 30, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,479	$97,744
Restricted cash	113	113
Trade and other receivables	7	33
Prepaid and other assets	480	628

Total current assets	95,079	98,518
Property and equipment, net	118	131
Deposits	55	55
Prepaid and other assets	20	28
Right-of-use assets	755	860

Total assets	$96,027	$99,592

Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$1,148	$1,022
Accrued employee benefits	463	426
Lease liabilities, current portion	414	354

Total current liabilities	2,025	1,802
Lease liabilities, less current portion	403	495

Total liabilities	2,428	2,297

Stockholders’ equity:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	—	—
Common stock, $0.0001 par value—160,000,000 shares authorized; 26,250,469 shares issued and outstanding at September 30, 2025 and June 30, 2025, respectively	2	2
Additional paid-in capital	331,488	326,308
Accumulated deficit	(237,141)	(228,176)
Accumulated other comprehensive loss	(750)	(839)

Total stockholders’ equity	93,599	97,295

Total liabilities and stockholders’ equity	$96,027	$99,592

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended
	September 30,
	2025	2024
Revenue:
	$—	$—

Total revenues	—	—
Operating expenses
Research and development	3,370	3,585
General and administrative	6,433	2,206

Total operating expenses	9,803	5,791

Loss from operations	(9,803)	(5,791)
Other income (loss):
Foreign currency transaction gain (loss)	(89)	93
Interest income, net	1,011	604
Other income (expense), net	(84)	35

Total other income, net	838	732

Net loss	$(8,965)	$(5,059)

Other comprehensive income:
Unrealized foreign currency translation gain (loss)	89	(101)

Total other comprehensive income (loss)	89	(101)

Total comprehensive loss	$(8,876)	$(5,160)

Net loss	$(8,965)	$(5,059)

Net loss attributable to common shareholders	$(8,965)	$(5,059)

Net loss per share:
Basic and diluted	$(0.22)	$(0.18)

Weighted average number of shares outstanding: basic and diluted	41,521,280	27,883,624

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2024	10,086,119	$1	$238,398	$(190,259)	$(892)	$47,248
Exercise of pre-funded warrants	1,768,454	—	—	—	—	—
Exercise of Series 2 warrants	857,845	—	1,655	—	—	1,655
Exercise of common warrants	5,181,347	—	20,002	—	—	20,002
Share-based compensation	—	—	435	—	—	435
Foreign currency translation loss	—	—	—	—	(101)	(101)
Net loss	—	—	—	(5,059)	—	(5,059)

Balance at September 30, 2024	17,893,765	$1	$260,490	$(195,318)	$(993)	$64,180

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at June 30, 2025	26,250,469	$2	$326,308	$(228,176)	$(839)	$97,295
Share-based compensation	—	—	5,180	—	—	5,180
Foreign currency translation gain	—	—	—	—	89	89
Net loss	—	—	—	(8,965)	—	(8,965)

Balance at September 30, 2025	26,250,469	$2	$331,488	$(237,141)	$(750)	$93,599

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,965)	$(5,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	25
Amortization of right-of-use assets	105	66
Share-based compensation expense	5,180	435
Changes in operating assets and liabilities:
Trade and other receivables	30	226
Prepaid and other assets	156	100
Trade and other payables	125	(322)
Accrued employee benefits	37	16
Lease liabilities	(32)	(73)

Net cash used in operating activities	(3,351)	(4,586)

Cash flows from investing activities:

Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from exercise of pre-funded warrants, Series 2 warrants and common warrants	—	21,657

Net cash provided by financing activities	—	21,657

Effects of exchange rate changes on cash, cash equivalents, and restricted cash	86	(95)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,265)	16,976
Cash, cash equivalents, and restricted cash, beginning of period	97,857	50,929

Cash, cash equivalents, and restricted cash, end of period	$94,592	$67,905

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
for the year ended June 30, 2025.
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

As of September 30, 2025 and June 30, 2025, the Company had no financial assets or liabilities measured at fair value on a recurring basis.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and at
ba
nks, short-term deposits with an original maturity of three months or less with financial institutions. There were no cash equivalents as of September 30, 2025 and June 30, 2025.
Restricted cash balances of $113 thousand and $113 thousand as of September 30, 2025 and June 30, 2025, respectively, are used to secure the Company’s credit card.
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
No
credit losses were recorded during the three-month periods ended September 30, 2025 and 2024.
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

Software	3 -4 years
Lab equipment	3-7 years
Computer hardware	3-5 years
Leasehold improvements	shorter of the lease term or estimated useful lives
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
Basic and Diluted Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of September 30, 2025 and June 30, 2025, there were 10,074,825 and 10,074,825 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.
Basic and diluted weighted average shares outstanding for the three months ended September 30, 2025 and 2024 include 15,270,811 and 15,576,940 respectively, shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to
$0.0001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

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
Under ASC 718, the exercise price for share based compensation is determined using the fair market value of the Company’s common stock on the grant date. For an award with graded vesting subject only to a service condition (e.g., time-based vesting), ASC 718-10-35-8 provides an accounting policy choice between graded vesting attribution or straight-line attribution. The Company elects the graded vesting method, recognizing compensation expense for only the portion of awards expected to vest. If an award is forfeited, The Company reverses compensation expense previously recognized in the period the award is forfeited.
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
The pre-funde
d warra
nts are immediately exercisable at a price of $
0.0001
per warrant, without any additional exercise restrictions, for the holder to receive the underlying common stock. Certain of the pre-funded warrants have an exercise price of $0.0017 as adjusted following a reverse stock split. Therefore, the fair value of the pre-funded warrant at issuance was determined to equal the fair value of the common stock on the date the pre-funded warrant was issued.
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
Correction of Immaterial Errors
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
Income Statement
—Reporting Comprehensive Income—Expense Disaggregation Disclosures
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
3. Liquidity
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2025 and 2024, the Company incurred net losses of $9.0 million and $5.1 million, respectively, and used cash in operations of $3.4 million and $4.6 million, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.
The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its full operating costs, and as such, is dependent on funding operations through capital financing activities. As of September 30, 2025, the Company had $94.5 million in cash and cash equivalents. The Company received additional cash during the fiscal year ended June 30, 2025 due to warrant exercises, warrant issuances, and common stock issuances totaling $
72.8 million. See Note 9. Stockholders Equity.
On October 11, 2024, we e
ntere
d into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering amount of up to $75 million from time to time through the Agent. The Agent will be entitled to a commission from us of 3.0
% of the gross proceeds from the sale of shares sold under the Sales Agreement. We did not engage in any sales under the Sales Agreement during the fiscal quarter ended September 30, 2025.
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
4. Cash, cash equivalents, and restricted cash

(US$’000)	September 30, 2025	June 30, 2025
Cash at bank	$94,479	$97,744
Restricted cash	113	113

Total	$94,592	$97,857

5. Prepaid and other assets

(US$’000)	September 30, 2025	June 30, 2025
Prepaid expenses	$499	$655
Market value of listed shares	1	1

Total other assets	500	656
Less: non-current portion	(20)	(28)

Current portion	$480	$628

6. Property and equipment, net

(US$’000)	September 30, 2025	June 30, 2025
Software	$6	$6
Lab equipment	1,533	1,533
Computer hardware	32	32
Furniture and fixtures	6	6
Leasehold improvements	24	24

Total property and equipment, gross	1,601	1,601

Accumulated depreciation and amortization	(1,483)	(1,470)

Total property and equipment, net	$118	$131

Depreciation and amortization expense was $13 thousand and $25 thousand for the three months ended September 30, 2025 and 2024, respectively.
7. Trade and other payables

(US$’000)	September 30, 2025	June 30, 202 5
Trade payable	$271	$201
Accrued consultant fees	20	36
Accrued professional fees	125	62
Filing fees	76	—
Accrued clinical development project costs	473	656
Accrued patent fees	36	—
Other payables	147	67

Total	$1,148	$1,022

8. Leases
The Company has entered into two operating leases for office spaces as of September 30, 2025. On February 1, 2025, the Company entered into a new lease which has an initial expiration date in 2026. On February 24, 2025, the Company entered into an amendment to an existing lease to extend the lease expiration date to 2027 and modify the remaining lease payments. The lease modification was not accounted for as a separate contract and instead the existing operating lease right-of-use asset and liability were remeasured during the period under agreements that expire in 2026 and 2027. Both leases contain options to extend for additional renewal periods. The leases require the Company to pay utilities, insurance, taxes, and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.
The tables below show the changes during the three months ended September 30, 2025:

(US$’000)	Operating lease right- of- use assets
Balance at July 1, 2025	$860
Amortization of right of use asset	(105)

Operating lease right-of-use asset at September 30, 2025	$755

(US$’000)	Operating lease liabilities
Balance at July 1, 2025	$849
Principal payments on operating lease liabilities	(32)

Operating lease liabilities at September 30, 2025	817
Less: non-current portion	(403)

Current portion at September 30, 2025	$414

As of September 30, 2025, the Company’s operating leases have a weighted average lease term of 1.93 years and a weighted average discount rate of 6%. The leases’ options to extend are not included within the remaining lease term as the Company is currently not reasonably certain to exercise such options. The maturities of the operating lease liabilities are as follows:

(US$’000)	September 30, 2025
2025	$100
2026	435
2027	331

Total operating lease payments	866

Less imputed interest	(49)

Present value of operating lease liabilities	$817

The Company recorded lease liabilities and
right-of-use
lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The incremental borrowing rate was determined based on quoted rates by the Company’s business banker for collateralized debt with terms similar to the lease agree me
nts. Rent expense was $0.1
million for each of the three months ended September 30, 2025 and 2024, respectively, and is reported within general and administrative expenses on the consolidated statements of operations and comprehensive loss.
9. Stockholders’ equity
Preferred Stock
On December 6, 2024, the stockholders of the Company approved an amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as amended, to authorize the issuance of 5,000,000 shares of preferred stock, par value $0.0001. As of September 30, 2025, there were no preferred shares issued and outstanding.
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
The Company had no proceeds from the issuance of common stock, prefunded warrants, and exercises of warrants during the three months ended September 30, 2025.
As of September 30, 2025, there were 20,443,496 warrants outstanding.
The activity related to warrants for the three months ended September 30, 2025, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2024	34,271,146	$1.8453
Pre-funded warrants issued March 25, 2025	300,000	$0.0001
Pre-funded warrants exercised	(2,374,583)	$0.0001
Series 2 warrants exercised	(1,553,927)	$1.9299
Common warrants exercised	(10,192,840)	$3.86
Purchase warrants expired	(6,300)	$178.50

Outstanding and exercisable at June 30, 2025	20,443,496	$0.9672

Outstanding and exercisable at September 30, 2025	20,443,496	$0.9672

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
Equity Awards
The activity related to equity awards, which are comprised of stock options during the three months ended September 30, 2025 is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2025	4,902,140	$10.81	9.24 years	$7,728,384
Granted	—	—	—
Expired	—	—	—
Forfeited	—	—	—

Outstanding at September 30, 2025	4,902,140	$10.81	8.99 years	$17,368,566
Exercisable at September 30, 2025	1,066,502	$10.97	8.73 years	$4,855,540
Equity-based Compensation Expense
The Company estimated the fair value of each employee equity award on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	September 30,
	2025	2024
Expected volatility	120.9%	120.3%
Expected term	6 years	6 years
Risk-free interest rate	4.09%	3.99%
Expected dividend yield	—%	—%
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
Share-Based Compensation Expense
The classification of share-based compensation expense is summarized as follows:

	Three Months Ended
	September 30,
(US$’000)	2025	2024
Research and development	$868	$113
General and administrative	4,312	322

Total share-based compensation expense	$5,180	$435

As of September 30, 2025, there was $21.4 million of unrecognized s ha
re-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan, which is expected to be recognized over a weighted average period of 3.06 years.
10. Income taxes
For the three months ended September 30, 2025, and September 30, 2024, respectively, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.
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
12. Segment reporting
The Company’s operating segments are components of the Company for which separate discrete financial information is available and is evaluated by the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM views the Company’s operations and manages its business as a single reportable segment with a single
operating segment, which is the business of discovery and development of therapeutic agents in the treatment of genetic disorders.
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
The CODM uses comprehensive net loss in making decisions regarding resource allocation and eva
luating financial performance, which is also reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The results of the Company’s reportable segment is summarized as follows:

	Three Months Ended
(US$’000)	September 30,
Operating Expenses	2025	2024
Research and development	$3,370	$3,585
General and administrative	6,433	2,206
Other segment items	(838)	(732)

Net loss	$(8,965)	$(5,059)

Other segment items include foreign currency transaction gain (loss), interest income (expense), and other income (expense).
13. Related party transactions
During the three months ended September 30, 2025 and September 30, 2024, the Company did not enter into any related party transactions other than as set forth below or equity and other compensation, termination, change in control and other arrangements, which are described or incorporated by reference in Part III of the June 30, 2025 Annual Report on Form 10-K.
On September 26, 2024, Suvretta Capital, on behalf of itself and each of the Suvretta Funds (as defined below), entered into a waiver with the Company, pursuant to which, among other things (i)
Suvretta Capital waived the 19.99% beneficial ownership limitation set forth in each of the warrants held by the Suvretta Funds, and (ii) Suvretta Capital and the Company agreed that Suvretta Capital will not be permitted to complete an exercise of the warrants held by the Suvretta Funds to the extent the beneficial ownership (calculated as provided in the applicable warrants) of Suvretta Capital in the Company following such exercise would exceed 49.9%.
On November 5, 2025, the Company sold 1,481,481 shares of Common Stock to the Suvretta Funds at a purchase price of $13.50 per share in a registered direct offering. See “Note 14. Subsequent Events.”
14. Subsequent events
Warrant Exercises
On October 28, 2025, an investor exercised 200,276 pre-funded warrants on a cashless basis.
Public Offering and Concurrent Direct Offering
On November 5, 2025, we entered into an Underwriting Agreement with Leerink Partners LLC and TD Securities (USA) LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, pursuant to which we agreed to issue and sell, in a firm commitment underwritten offering by us (the “Underwritten Offering”), 5,930,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In addition, we granted the Underwriters a 30-day option to purchase up to an additional 889,500 shares of Common Stock. The public offering price for each share of Common Stock is $13.50. In connection with their services, the underwriters received an underwriting discount equal to 6.0% of the gross proceeds of the Underwritten Offering.
Concurrently with the Underwritten Offering, on November 5, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of Suvretta Capital, Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (together, the “Purchasers” and the “Suvretta Funds”), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 1,481,481 shares of Common Stock at a purchase price of $13.50 per share in a registered direct offering (the “Direct Offering,” and together with the Underwritten Offering, the “Offerings”), the same price per share as the price to the public in the Underwritten Offering. In connection with their services, we entered into a Placement Agency Agreement with Leerink Partners, TD Securities and Evercore ISI pursuant to which we agreed to pay such placement agents a fee in an amount equal to 6.0% of the gross proceeds received by the Company from the Direct Offering, subject to the placement agents reimbursing the Company for certain of its expenses. Pursuant to the Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement pursuant to which the Company will agree to register for resale the shares of Common Stock sold in the Direct Offering.
We received gross proceeds from the Offerings of approximately $100 million, before deducting underwriting discounts and commissions, placement agent fees and estimated offering expenses payable by the Company.

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

All six subjects have been safely treated with BB-301. No treatment-related Severe Adverse Events have been observed for the Subjects treated with BB-301.

Recent Interim Clinical Study Results and FDA Fast Track Designation

On November 3, 2025, we announced positive interim clinical results for the BB-301 Phase 1b/2a Clinical Trial. Following administration of BB-301, Cohort 1 patients demonstrated significant and sustained improvements across multiple clinical measures including dysphagic symptom burden, post-swallow residue accumulation, time required to consume fixed volumes of liquid, as well as improved pharyngeal closure during swallowing. All six patients enrolled into Cohort 1 met the formal statistical criteria for response to BB-301, representing a 100% response rate. Following review of these encouraging interim data, the U.S. Food and Drug Administration granted Fast Track designation to BB-301 for the treatment of OPMD with dysphagia. BB-301 was also previously granted Orphan Drug Designation from both the FDA and European Medical Association.

The pre-treatment data for Cohort 1 patients reflect the first six months of Natural History Study follow-up and the final pre-treatment visit (i.e., the Phase 1 Screening Visit)

The interim post-treatment data for Cohort 1 patients reflect the following:

•	12-months of post-BB-301-treatment follow-up for Patient 1 and Patient 2

•	9-months of post-BB-301-treatment follow-up for Patient 3

•	6-months of post-BB-301-treatment follow-up for Patient 4 and Patient 5; and

•	3-months of post-BB-301-treatment follow-up for Patient 6

As the total dysphagic symptom burden experienced by OPMD patients has several known underlying contributors, the development of a multi-component composite endpoint to evaluate the potential treatment effects of BB-301 allows for incorporation of multiple discrete assessments that, in total, assess disease progression and treatment benefit of BB-301.

The BB-301 Responder Analysis (the multi-component composite endpoint) is comprised of a combination of patient-reported outcome results, objective assessment results, and swallowing capacity assessment results:

•	Patient-Reported Outcome assessment results include: Sydney Swallow Questionnaire or “SSQ” results

•

Objective Assessment Results include: Videofluoroscopic swallowing study results (Pharyngeal Area at Maximum Constriction or “PhAMPC”, Post-Swallow Pharyngeal Residue as measured by Total Pharyngeal Residue or “TPR” and Normalized Residue Ratio Scale or “NRRS”, Frequency of sequential swallows or “SEQ”)

•	Functional Swallowing Capacity Assessment Results include: Clinically administered drinking assessment results (as measured by the cold-water timed drinking test or “CWDT”)

Following the administration of BB-301, Cohort 1 patients experienced clinically significant reductions, and met the formal statistical criteria for response, in the following assessments:

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

Results of Operations

Revenues

The Company has not generated any revenues from the sales of products. Revenues from licensing fees are included in the revenue from customers line item on our consolidated statements of operations and comprehensive loss. Our licensing fees have been generated through the licensing of our ddRNAi technology to biopharmaceutical companies. The Company did not recognize any revenue during the three months ended September 30, 2025 and September 30, 2024.

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

Operating Expenses

The following tables sets forth a summary of our expenses for each of the periods:

	Three Months Ended September 30,
	2025	2024
	(US$’000)
Operating Expenses:
Research and development	$3,370	$3,585
General and administrative	6,433	2,206

Total operating expenses	$9,803	$5,791

During the three months ended September 30, 2025, we incurred $3.4 million in research and development expenses, as compared to $3.6 million for the comparable period ended September 30, 2024. Research and development expenses relate primarily to ongoing clinical development of BB-301 for the treatment of OPMD. The decrease for the three months ended September 30, 2025 reflects the timing of contract manufacturing activity and the timing of payments for the OPMD Natural History and Dosing study.

General and administrative expense totaled $6.4 million for the three months ended September 30, 2025, compared to $2.2 million for the comparable period ended September 30, 2024. The increase for the three months ended September 30, 2025, relates primarily to an increase in share based compensation of $4.0 million and salaries and wages of $267 thousand.

Other Income (Expense)

The following tables sets forth a summary of our other income (loss) for each of the periods:

	Three Months Ended
	September 30,
	2025	2024
	(US$’000)
Other Income (Loss):
Foreign currency transaction gain (loss)	$(89)	$93
Interest income, net	1,011	604
Other income (expense), net	(84)	35

Total other income (loss), net	$838	$732

Other income (loss), net during the three months ended September 30, 2025, which consists of foreign currency transaction gain (loss), interest income, and other expense, net, totaled $838 thousand. Other income (loss), net during the three months ended September 30, 2024, which consists of foreign currency transaction gain (loss), interest income, and other income, net, totaled $732 thousand. Foreign currency transaction gains and losses reflect changes in foreign exchange rates. Net interest income for the three month period ended September 30, 2025, in comparison to the three month period ended September 30, 2024, reflects the increase in the Company’s cash and cash equivalent balances. Other expense recognized during the three months ended September 30, 2025 relates to current period accrued franchise tax expenses, in comparison to the three month period ended September 30, 2024, which relates to recognition of a refund of overpaid franchise tax expenses offset by the period accruals.

Liquidity and Capital Resources

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $237 million as of September 30, 2025. We expect that our research and development expenses will increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to the obligations of being a domestic public company in the United States.

We had no borrowings as of September 30, 2025 and do not currently have a credit facility. As of September 30, 2025, we had outstanding warrants to purchase 20,443,496 shares of Common Stock consisting of the following:

	September 30, 2025	June 30, 2025
September 2022 Pre-Funded Warrants to purchase Common Stock	588,236	588,236
Series 2 Warrants to purchase Common Stock	101,537	101,537
August 2023 Pre-Funded Warrants to purchase Common Stock	12,178,739	12,178,739
Common Warrants to purchase Common Stock	5,071,148	5,071,148
April 2024 Pre-Funded Warrants to purchase Common Stock	2,202,836	2,202,836
March 2025 Pre-Funded Warrants to purchase Common Stock	300,000	300,000

Total	20,443,496	20,443,496

As of September 30, 2025, we had cash and cash equivalents of approximately $94.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts. On October 11, 2024, we entered into the Sales Agreement as discussed above, which provides for the sale of up to $75 million of our common stock from time-to-time in “at-the-market offerings”.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Three Months Ended
	September 30,
	2025	2024
	(US$’000)
Net cash provided by (used in):
Operating activities	$(3,352)	$(4,586)
Investing activities	—	—
Financing activities	—	21,655
Effects of exchange rate changes on cash and cash equivalents	87	(93)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$(3,265)	$16,976

Operating activities

Net cash used in operating activities for the three months ended September 30, 2025 and 2024 was $3.4 million and $4.6 million, respectively. Net cash used in operating activities was primarily the result of our net loss, partially offset by non-cash expenses, and changes in working capital, including increases trade and other receivables, prepaid expenses, and liabilities.

Investing activities

Net cash used in investing activities for the three month periods ended September 30, 2025 and 2024 was zero, respectively.

Financing activities

Net cash provided by financing activities was $0 and $21.7 million for the three months ended September 30, 2025 and 2024, respectively. Cash from financing activities for the three month period ended September 30, 2025 was zero. Cash from financing activities in the three months ended September 30, 2024 was related to the issuance of common stock for the exercise of pre-funded warrants, Series 2 warrants, and common warrants, with gross proceeds of $21.7 million.

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

Item  4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this Report we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based on this evaluation, and as a result of the material weakness in our internal control over financial reporting further described in Management’s Report on Internal Control Over Financial Reporting in Item 9A of our Form 10-K for the fiscal year ended June 30, 2025 (relating to inadequate design and implementation of controls over our share-based compensation calculation review process; specifically, we did not design and/or implement process level controls to ensure all inputs used in share-based compensation expense calculations are complete and accurate, including review of the vesting allocation method applied by the equity system), our principal executive officer and principal financial officer, concluded that as of September 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. In order to remediate this matter, we have updated the equity system’s default vesting allocation method configuration and have established enhancements to our quarterly share-based compensation review process to identify and verify all relevant inputs of the share-based compensation expense calculation, including review over the completeness and accuracy of the vesting allocation method applied by the equity system. We will consider the material weakness to be fully remediated once the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. These processes will be tested in the coming months.

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

Changes in Internal Control over Financial Reporting

Other than the efforts towards remediating the material weakness as previously described above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
We are currently not a party to any material legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on
Form 10-K
for the fiscal year ended June 30, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
During the quarter ended September 30, 2025, none of our directors or officers adopted, modified, or terminated a “Rule
10b5-1
trading arrangement” or a
“non-Rule
10b5-1
trading arrangement” as such terms are defined under Item 408 of Regulation
S-K.

Item 6. Exhibits.

Number	Description of Document

10.1	Underwriting Agreement, dated November 5, 2025, by and between Benitec Biopharma Inc., Leerink Partners LLC, TD Securities (USA) LLC and Evercore Group L.L.C. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 6, 2025)

10.1	Securities Purchase Agreement, dated November 5, 2025, by and between Benitec Biopharma Inc., Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2025)

10.2	Placement Agency Agreement, dated November 5, 2025, by and between Benitec Biopharma Inc. and Leerink Partners LLC, TD Securities (USA) LLC and Evercore Group L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2025)

10.4	Registration Rights Agreement, dated November 7, 2025, by and among Benitec Biopharma Inc., a Delaware corporation, Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd.*

31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File—the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Filed herewith.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Benitec Biopharma Inc.

Dated: November 14, 2025	/s/ Jerel Banks
Dr. Jerel Banks
Executive Chairman and Chief Executive Officer
(principal executive officer)

/s/ Megan Boston
Megan Boston
Chief Financial Officer and Secretary (principal financial and accounting officer)