Form 10-Q
period 2025-12-31
Benitec Biopharma Inc.
filed 2026-02-12
CIK 1808898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

We had 34,354,334 shares of our common stock outstanding as of the close of business on February 6, 2026.

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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

BENITEC BIOPHARMA INC.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	December 31, 2025	June 30, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$188,790	$97,744
Restricted cash	113	113
Trade and other receivables	130	33
Prepaid and other assets	562	628
Total current assets	189,595	98,518
Property and equipment, net	115	131
Deposits	55	55
Prepaid and other assets	11	28
Right-of-use assets	905	860
Total assets	$190,681	$99,592
Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$1,850	$1,022
Accrued employee benefits	483	426
Lease liabilities, current portion	468	354
Total current liabilities	2,801	1,802
Lease liabilities, less current portion	519	495
Total liabilities	3,320	2,297
Stockholders’ equity:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	—	—
Common stock, $0.0001 par value—160,000,000 shares authorized; 34,254,907 and 26,250,469 shares issued and outstanding at December 31, 2025 and June 30, 2025, respectively	3	2
Additional paid-in capital	437,219	326,308
Accumulated deficit	(248,978)	(228,176)
Accumulated other comprehensive loss	(883)	(839)
Total stockholders’ equity	187,361	97,295
Total liabilities and stockholders’ equity	$190,681	$99,592

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenue:
	$—	$—	$—	$—
Total revenues	—	—	—	—
Operating expenses
Research and development	5,834	5,385	9,204	8,970
General and administrative	7,543	5,420	13,976	7,626
Total operating expenses	13,377	10,805	23,180	16,596
Loss from operations	(13,377)	(10,805)	(23,180)	(16,596)
Other income (loss):
Foreign currency transaction gain (loss)	131	(294)	42	(201)
Interest income, net	1,390	823	2,401	1,427
Other income (expense), net	19	(40)	(65)	(5)
Gain on extinguishment of liabilities	—	764	—	764
Total other income, net	1,540	1,253	2,378	1,985
Net loss	$(11,837)	$(9,552)	$(20,802)	$(14,611)
Other comprehensive income:
Unrealized foreign currency translation gain (loss)	(133)	305	(44)	204
Total other comprehensive income (loss)	(133)	305	(44)	204
Total comprehensive loss	$(11,970)	$(9,247)	$(20,846)	$(14,407)
Net loss	$(11,837)	$(9,552)	$(20,802)	$(14,611)
Net loss attributable to common shareholders	$(11,837)	$(9,552)	$(20,802)	$(14,611)
Net loss per share:
Basic and diluted	$(0.26)	$(0.26)	$(0.48)	$(0.45)
Weighted average number of shares outstanding: basic and diluted	45,970,516	37,254,839	43,745,898	32,574,158

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2024	10,086,119	$1	$238,398	$(190,259)	$(892)	$47,248
Exercise of pre-funded warrants	1,768,454	—	—	—	—	—
Exercise of Series 2 warrants	857,845	—	1,655	—	—	1,655
Exercise of common warrants	5,181,347	—	20,002	—	—	20,002
Share-based compensation	—	—	435	—	—	435
Foreign currency translation loss	—	—	—	—	(101)	(101)
Net loss	—	—	—	(5,059)	—	(5,059)
Balance at September 30, 2024	17,893,765	$1	$260,490	$(195,318)	$(993)	$64,180
Exercise of pre-funded warrants	606,129	—	—	—	—	—
Exercise of Series 2 warrants	642,160	—	1,240	—	—	1,240
Exercise of common warrants, net of issuance costs of $2	4,309,421	—	16,630	—	—	16,630
Share-based compensation	—	—	3,138	—	—	3,138
Foreign currency translation gain	—	—	—	—	305	305
Net loss	—	—	—	(9,552)	—	(9,552)
Balance at December 31, 2024	23,451,475	$1	$281,498	$(204,870)	$(688)	$75,941

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2025	26,250,469	$2	$326,308	$(228,176)	$(839)	$97,295
Share-based compensation	—	—	5,180	—	—	5,180
Foreign currency translation gain	—	—	—	—	89	89
Net loss	—	—	—	(8,965)	—	(8,965)
Balance at September 30, 2025	26,250,469	$2	$331,488	$(237,141)	$(750)	$93,599
Issuance of common stock sold for cash, net of offering costs of $6,265	7,740,370	1	98,229	—	—	98,230
Exercise of pre-funded warrants	200,276	—	—	—	—	—
Exercise of Series 2 warrants	63,792	—	123	—	—	123
Share-based compensation	—	—	7,379	—	—	7,379
Foreign currency translation loss	—	—	—	—	(133)	(133)
Net loss	—	—	—	(11,837)	—	(11,837)
Balance at December 31, 2025	34,254,907	$3	$437,219	$(248,978)	$(883)	$187,361

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(20,802)	$(14,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	39
Amortization of right-of-use assets	211	133
Gain on extinguishment of liabilities	—	(764)
Share-based compensation expense	12,559	3,573
Changes in operating assets and liabilities:
Trade and other receivables	153	226
Prepaid and other assets	(39)	165
Trade and other payables	826	(980)
Accrued employee benefits	56	77
Lease liabilities	(118)	(147)
Net cash used in operating activities	(7,127)	(12,289)
Cash flows from investing activities:
Purchase of property and equipment	(11)	(12)
Net cash used in investing activities	(11)	(12)
Cash flows from financing activities:
Proceeds from the issuance of common stock	104,495	—
Proceeds from exercise of pre-funded warrants, Series 2 warrants and common warrants	—	39,529
Share issuance transaction costs	(6,265)	(2)
Net cash provided by financing activities	98,230	39,527
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(46)	190
Net increase in cash, cash equivalents, and restricted cash	91,046	27,416
Cash, cash equivalents, and restricted cash, beginning of period	97,857	50,929
Cash, cash equivalents, and restricted cash, end of period	$188,903	$78,345
Supplemental cash flow information
Non-cash investing and financing activities:
Re-measurement of operating lease right-of-use assets and liabilities	$256	$—
Exercise of warrants to shares of common stock	$123	$—

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Business

Benitec Biopharma Inc. (the “Company”, “we”, “our”) is a corporation formed under the laws of Delaware, United States of America, on November 22, 2019 and listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BNTC”. Benitec Biopharma Inc. is the parent entity of a number of subsidiaries including the previous parent entity Benitec Biopharma Limited (“BBL”). BBL was incorporated under the laws of Australia in 1995 and was listed on the Australian Securities Exchange, or ASX, from 1997 until April 15, 2020. On August 14, 2020, BBL reorganized as a Proprietary Limited company and changed its name to Benitec Biopharma Proprietary Limited. The Company’s business focuses on the development of novel genetic medicines. Our proprietary platform is called “Silence and Replace” DNA-directed RNA interference. The proprietary “Silence and Replace” DNA-directed RNA interference platform combines RNA interference, or RNAi, with gene therapy to create medicines that simultaneously facilitate sustained silencing of disease-causing genes and concomitant delivery of functional replacement genes following a single administration of the therapeutic construct.

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s functional currency and reporting currency is the United States dollar. BBL’s functional currency is the Australian dollar (AUD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity in accumulated other comprehensive income (loss) and the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) for all periods presented consists entirely of foreign currency translation gains and losses.

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

As of December 31, 2025 and June 30, 2025, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions. There were no cash equivalents as of December 31, 2025 and June 30, 2025.

Restricted cash balances of $0.1 million and $0.1 million as of December 31, 2025 and June 30, 2025, respectively, are used to secure the Company’s credit card.

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

Trade and Other Receivables

The Company estimates current expected credit losses in accordance with ASC 326- Financial Instruments – Credit Losses on trade and other receivables on an ongoing basis, and will recognize those expected credit losses immediately. Estimates of current expected credit losses will be based on analyses of individual customer circumstances and historical write-off experience. The Company’s analyses will consider the aging of receivable accounts, customer creditworthiness, and general economic conditions. No credit losses were recorded during the three and six-month periods ended December 31, 2025 and 2024.

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

Lease terms may include options to extend the lease when the Company is reasonably certain that it will exercise the option. Certain lease agreements may contain variable costs such as utilities and common area maintenance. Variable lease costs are expensed when the cost is incurred.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of December 31, 2025 and June 30, 2025, there were 11,957,890 and 10,074,825 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

Basic and diluted weighted average shares outstanding for the six months ended December 31, 2025 and 2024 include 15,070,535 and 14,970,811 shares underlying pre-funded warrants to purchase common shares, respectively. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.0001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

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

The pre-funded warrants are immediately exercisable at a price of $0.0001 per warrant, without any additional exercise restrictions, for the holder to receive the underlying common stock. Certain of the pre-funded warrants have an exercise price of $0.0017. Therefore, the fair value of the pre-funded warrant at issuance was determined to equal the fair value of the common stock on the date the pre-funded warrant was issued.

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

During the year ended June 30, 2025, the Company identified an immaterial error in the Company’s previously issued March 31, 2024 unaudited interim condensed consolidated, June 30, 2024 annual audited consolidated, and September 30, 2024 unaudited interim condensed consolidated financial statements related to the computation of share-based compensation expense resulting from inaccurate system configuration. The Company assessed materiality, including qualitative and quantitative factors, and determined the error is immaterial to the aforementioned prior periods. The Company has recorded a cumulative catch up out-of-period adjustment within the December 31, 2024 unaudited interim condensed consolidated financial statement. Refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, for further information.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires disclosures about significant segment expenses and additional interim disclosure requirements. The standard also requires a single reportable segment company to provide all disclosures required by Topic 280. The Company adopted ASU 2023-07 during the year ended June 30, 2025. See Note 13 for the segment disclosures as required by Topic 280, as amended by ASU 2023-07.

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

In November 2024, the FASB issued ASU 2024-03, ASC 220- Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, as amended by ASU 2025-01 in January 2025, which requires entities, in the notes to financial statements, to disclose specified information about certain costs and expenses. The guidance is effective for the Company’s annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06 "Intangibles: Goodwill and Other‒Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" to modernize the accounting for software costs under Subtopic 350-40, Intangibles‒Goodwill and Other‒Internal-Use Software (referred to as “internal-use software”). Upon adoption, we will be required to account for internal-use software under the updated capitalization criteria. The standard is effective for our interim and annual fiscal 2029 periods, with early adoption permitted. The standard can be applied either prospectively, retrospectively, or under a modified transition approach. We are currently assessing adoption timing and the effect that the ASU will have on our financial statements and disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

3. Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended December 31, 2025 and 2024, the Company incurred net losses of $20.8 million and $14.6 million, respectively, and used cash in operations of $7.1 million and $12.3 million, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.

The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its full operating costs, and as such, is dependent on funding operations through capital financing activities. As of December 31, 2025, the Company had $188.8 million in cash and cash equivalents. The Company received additional cash during the period ended December 31, 2025 from warrant exercises and common stock issuances totaling $98.2 million. See Note 9. Stockholders Equity.

On October 11, 2024, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering amount of up to $75 million from time to time through the Agent. The Agent will be entitled to a commission from us of 3.0% of the gross proceeds from the sale of shares sold under the Sales Agreement. We did not engage in any sales under the Sales Agreement during the fiscal quarter ended December 31, 2025.

On November 5, 2025, we entered into an Underwriting Agreement with Leerink Partners LLC and TD Securities (USA) LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, pursuant to which we agreed to issue and sell, in a firm commitment underwritten offering by us (the “November 2025 Underwritten Offering”), 5,930,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In addition, we granted the Underwriters a 30-day option to purchase up to an additional 889,500 shares of Common Stock. The public offering price for each share of Common Stock is $13.50. In connection with their services, the underwriters received an underwriting discount equal to 6.0% of the gross proceeds of the November 2025 Underwritten Offering.

Concurrently with the November 2025 Underwritten Offering, on November 5, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of Suvretta Capital, Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (together, the “Purchasers” and the “Suvretta Funds”), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 1,481,481 shares of Common Stock at a purchase price of $13.50 per share in a registered direct offering (the “Direct Offering,” and together with the November 2025 Underwritten Offering, the “Offerings”), the same price per share as the price to the public in the November 2025 Underwritten Offering. In connection with their services, we entered into a Placement Agency Agreement with Leerink Partners, TD Securities and Evercore ISI pursuant to which we agreed to pay such placement agents a fee in an amount equal to 6.0% of the gross proceeds received by the Company from the Direct Offering, subject to the placement agents reimbursing the Company for certain of its expenses. Pursuant to the Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement pursuant to which the Company will agree to register for resale the shares of Common Stock sold in the Direct Offering.

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

4. Cash, cash equivalents, and restricted cash

(US$’000)	December 31, 2025	June 30, 2025
Cash at bank	$188,790	$97,744
Restricted cash	113	113
Total	$188,903	$97,857

5. Prepaid and other assets

(US$’000)	December 31, 2025	June 30, 2025
Prepaid expenses	$573	$655
Market value of listed shares	—	1
Total other assets	573	656
Less:non-current portion	(11)	(28)
Current portion	$562	$628

6. Property and equipment, net

(US$’000)	December 31, 2025	June 30, 2025
Software	$6	$6
Lab equipment	1,544	1,533
Computer hardware	32	32
Furniture and fixtures	6	6
Leasehold improvements	24	24
Total property and equipment, gross	1,612	1,601
Accumulated depreciation and amortization	(1,497)	(1,470)
Total property and equipment, net	$115	$131

Depreciation and amortization expense was $14 thousand and $27 thousand for the three and six months ended December 31, 2025, respectively, and $14 thousand and $39 thousand for the three and six months ended December 31, 2024, respectively.

7. Trade and other payables

(US$’000)	December 31, 2025	June 30, 2025
Trade payable	$1,016	$201
Accrued consultant fees	40	36
Accrued professional fees	94	62
Accrued clinical development project costs	638	656
Other payables	62	67
Total	$1,850	$1,022

8. Leases

The Company has entered into operating leases for offices in Hayward, California and Los Angeles, California. On February 1, 2025, the Company entered into a lease agreement to extend the lease in Hayward through to 2027. Similarly, on November 14, 2025, the Company entered into a lease agreement to extend the lease in Los Angeles through to 2028. Both extensions were recognized as a modification to the existing leases. The lease modifications were not accounted for as a separate contract and instead the existing operating lease right-of-use assets and liabilities were remeasured during the period under agreements that expire in 2027 and 2028. Both leases contain options to extend for additional renewal periods. The leases require the Company to pay utilities, insurance, taxes, and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.

The tables below show the changes during the six months ended December 31, 2025:

(US$’000)	Operating lease right- of-use assets
Balance at July 1, 2025	$860
Re-measurement during the period	256
Amortization of right of use asset	(211)
Operating lease right-of-use asset at December 31, 2025	$905

(US$’000)	Operating lease liabilities
Balance at July 1, 2025	$849
Re-measurement during the period	256
Principal payments on operating lease liabilities	(118)
Operating lease liabilities at December 31, 2025	987
Less:non-current portion	(519)
Current portion at December 31, 2025	$468

As of December 31, 2025, the Company’s operating leases have a weighted average lease term of 1.95 years and a weighted average discount rate of 6%. The leases’ options to extend are not included within the remaining lease term as the Company is currently not reasonably certain to exercise such options. The maturities of the operating lease liabilities are as follows:

(US$’000)	December 31, 2025
2026	$512
2027	518
2028	16
Total operating lease payments	1,046
Less imputed interest	(59)
Present value of operating lease liabilities	$987

The Company recorded lease liabilities and right-of-use lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The incremental borrowing rate was determined based on quoted rates by the Company’s business banker for collateralized debt with terms similar to the lease agreements.

Rent expense was $0.1 million and $0.2 million for the three and six months ended December 31, 2025, respectively, and $0.1 million for both the three and six months ended December 31, 2024. Rent expense is reported within general and administrative expenses on the consolidated statements of operations and comprehensive loss.

9. Stockholders’ equity

Preferred Stock

On December 6, 2024, the stockholders of the Company approved an amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as amended, to authorize the issuance of 5,000,000 shares of preferred stock, par value $0.0001. As of December 31, 2025, there were no preferred shares issued and outstanding.

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

Concurrently with the March 2025 Underwritten Offering (as defined below), on March 25, 2025, the Company also entered into a Securities Purchase Agreement to which the Company issued and sold 900,000 shares of Common Stock in a registered direct offering at a purchase price of $13.00 per share. Gross proceeds from the registered direct offering was $11.7 million less underwriter issuance costs of $0.7 million. The Company entered into a registration rights agreement in connection with the closing of the registered direct offering. The agreement required the Company to use its best efforts to register the shares for resale no later than 60 days following the closing of the registered direct offering.

On November 5, 2025, we entered into an Underwriting Agreement with Leerink Partners LLC and TD Securities (USA) LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, pursuant to which we agreed to issue and sell, in a firm commitment underwritten offering by us (the “November 2025 Underwritten Offering”), 5,930,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In addition, we granted the Underwriters a 30-day option to purchase up to an additional 889,500 shares of Common Stock. The public offering price for each share of Common Stock is $13.50. In connection with their services, the underwriters received an underwriting discount equal to 6.0% of the gross proceeds of the November 2025 Underwritten Offering.

Concurrently with the November 2025 Underwritten Offering, on November 5, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of Suvretta Capital, Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (together, the “Purchasers” and the “Suvretta Funds”), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 1,481,481 shares of Common Stock at a purchase price of $13.50 per share in a registered direct offering (the “Direct Offering,” and together with the November 2025 Underwritten Offering, the “Offerings”), the same price per share as the price to the public in the November 2025 Underwritten Offering. In connection with their services, we entered into a Placement Agency Agreement with Leerink Partners, TD Securities and Evercore ISI pursuant to which we agreed to pay such placement agents a fee in an amount equal to 6.0% of the gross proceeds received by the Company from the Direct Offering, subject to the placement agents reimbursing the Company for certain of its expenses. Pursuant to the Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement pursuant to which the Company will agree to register for resale the shares of Common Stock sold in the Direct Offering.

Total gross proceeds received by the Company during the six-month period ended December 31, 2025 from the issuance of common stock totaled $104.5 million, less underwriter issuance costs of $5.7 million and other incidental costs of $0.6 million.

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

On March 25, 2025, the Company entered into an underwriting agreement to which the Company issued and sold (i) 1,143,000 shares of the Company’s common stock, par value $0.0001 per share at a purchase price to investors of $13.00 per share, and (ii) pre-funded warrants to purchase 300,000 shares of Common Stock at an exercise price of $0.0001 per share at a purchase price to investors of $12.999 per warrant. Total gross proceeds from underwriting offering (the “March 2025 Underwritten Offering”) was $18.8 million less underwriter issuance costs of $1.1 million and other cash issuance costs of $0.4 million. The pre-funded warrants are exercisable immediately and do not have an expiration date.

As of December 31, 2025, there were 20,179,428 warrants outstanding.

The activity related to warrants for the six months ended December 31, 2025, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2025	20,443,496	$0.9672
Outstanding and exercisable at September 30, 2025	20,443,496	$0.9672
Pre-funded warrants exercised	(200,276)	$0.0001
Series 2 warrants exercised	(63,792)	$1.9299
Outstanding and exercisable at December 31, 2025	20,179,428	$0.9738

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

Equity Awards

The activity related to equity awards, which are comprised of stock options during the six months ended December 31, 2025 is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2025	4,902,140	$10.81	9.24 years	$7,728,384
Granted	1,956,072	$14.24	9.86 years
Forfeited	(9,215)	$15.90	—
Outstanding at December 31, 2025	6,848,997	$11.78	9.05 years	$14,822,988
Exercisable at December 31, 2025	1,489,378	$11.19	8.61 years	$5,101,825

Equity-based Compensation Expense

The Company estimated the fair value of each employee equity award on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	December 31,
	2025	2024
Expected volatility	114.7%	121.2%
Expected term	6 years	6 years
Risk-free interest rate	3.78%	4.13%
Expected dividend yield	—%	—%

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

In addition to assumptions used in the Black-Scholes option-pricing model, the Company accounts for forfeitures of share-based awards as they occur.

Share-Based Compensation Expense

The classification of share-based compensation expense is summarized as follows:

	Three Months Ended		Six Months Ended
	December 31,
(US$’000)	2025	2024	2025	2024
Research and development	$2,667	$436	$3,535	$549
General and administrative	4,712	2,702	9,024	3,024
Total share-based compensation expense	$7,379	$3,138	$12,559	$3,573

As of December 31, 2025, there was $37.8 million of unrecognized share-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan, which is expected to be recognized over a weighted average period of 3.29 years.

10. Income taxes

For the three and six months ended December 31, 2025, and December 31, 2024, respectively, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

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

The results of the Company’s reportable segment is summarized as follows:

	Three Months Ended		Six Months Ended
(US$’000)	December 31,
Operating Expenses	2025	2024	2025	2024
Research and development	$5,834	$5,385	$9,204	$8,970
General and administrative	7,543	5,420	13,976	7,626
Other segment items	(1,540)	(1,253)	(2,378)	(1,985)
Net loss	$(11,837)	$(9,552)	$(20,802)	$(14,611)

Other segment items include foreign currency transaction loss (gain), interest expense (income), net loss (gain) on extinguishment of liabilities, and other expense (income).

13. Related party transactions

During the three and six months ended December 31, 2025 and December 31, 2024, the Company did not enter into any related party transactions other than as set forth below or equity and other compensation, termination, change in control and other arrangements, which are described or incorporated by reference in Part III of the June 30, 2025 Annual Report on Form 10-K.

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

Benitec Biopharma Inc. (“Benitec” or the “Company” or in the third person, “we” or “our”) is a clinical-stage biotechnology company focused on the advancement of novel genetic medicines with headquarters in Hayward, California. The proprietary platform, called DNA-directed RNA interference, or ddRNAi, combines RNA interference, or RNAi, with gene therapy to create medicines that facilitate sustained silencing of disease-causing genes following a single administration. The unique therapeutic constructs also enable the simultaneous delivery of functional replacement genes, facilitating the proprietary “silence and replace” approach to the treatment of genetically defined diseases. The Company is developing a silence and replace-based therapeutic (BB-301) for the treatment of Oculopharyngeal Muscular Dystrophy (OPMD), a chronic, life-threatening genetic disorder.

BB-301 is a silence and replace-based genetic medicine currently under development by Benitec. BB-301 uses DNA-directed RNA interference (ddRNAi) to simultaneously silence the mutant gene and replace it with a functional gene, potentially providing a permanent solution with a single administration. This fundamental therapeutic approach to disease management is called “silence and replace.” The silence and replace mechanism offers the potential to restore the normative physiology of diseased cells and tissues and to improve treatment outcomes for patients suffering from the chronic, and potentially fatal, effects of OPMD. BB-301 has been granted Orphan Drug Designation in the United States and the European Union.

This differentiated platform, whereby we combine the gene-silencing effects of RNAi with the durable transgene expression achievable by using a single-vector approach provides the silence and replace approach with the potential to permanently silence the mutant gene that causes OPMD and deliver a healthy, functional gene in its place following a single administration of the proprietary genetic medicine. We believe that this novel mechanistic profile of the current and future investigational agents developed by Benitec could facilitate the achievement of robust and durable clinical activity while greatly reducing the frequency of drug administration traditionally expected for medicines employed for the management of chronic diseases. Additionally, the achievement of permanent gene silencing and gene replacement may significantly reduce the risk of patient non-compliance during the course of medical management of potentially fatal clinical disorders.

We will require additional financing to progress our product candidates through to key inflection points.

ddRNAi is designed to produce permanent silencing of disease-causing genes, by combining RNA interference, or RNAi, with viral delivery agents typically associated with the field of gene therapy (i.e., viral vectors). Modified AAV vectors are employed to deliver genetic constructs which encode short hairpin RNAs that are, then, serially expressed and processed to produce siRNA molecules within the transduced cell for the duration of the life of the target cell. These newly introduced siRNA molecules drive permanent silencing of the expression of the disease-causing gene. The silence and replace approach further bolsters the biological benefits of permanent silencing of disease-causing genes by incorporating multifunctional genetic constructs within the modified AAV vectors to create an AAV-based gene therapy agent that is designed to silence the expression of disease-causing genes (to slow, or halt, the underlying mechanism of disease progression) and to simultaneously replace the mutant genes with normal, functional genes (to drive restoration of function in diseased cells). This fundamentally distinct therapeutic approach to disease management offers the potential to restore the underlying physiology of the treated tissues and, in the process, improve treatment outcomes for patients suffering from the chronic and, potentially, fatal effects of diseases like Oculopharyngeal Muscular Dystrophy (OPMD).

Traditional gene therapy is defined by the introduction of an engineered transgene to correct the pathophysiological derangements derived from mutated or malfunctioning genes. Mutated genes can facilitate the intracellular production of disease-causing proteins or hamper the production of critical, life-sustaining, proteins. The introduction of a new transgene can facilitate the restoration of production of normal proteins within the diseased cell, thus restoring natural biological function. Critically, the implementation of this traditional method of gene therapy cannot eliminate the expression, or the potential deleterious effects of, the underlying mutant gene (as mutant proteins may be continually expressed and aggregate or drive the aggregation of other native proteins within the diseased cell). In this regard, the dual capabilities of the proprietary silence and replace approach to silence a disease-causing gene via ddRNAi and simultaneously replace the functional activity of a mutant gene via the delivery of an engineered transgene could facilitate the development of differentially efficacious treatments for a range of genetic disorders.

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

Importantly, many genetic disorders are not amenable to the traditional gene silencing approach outlined in Figure 1, as the diseased cells may produce a mixture of the functional protein of interest and the disease-causing mutant variant of the protein, and the underlying genetic mutation may be too small to allow for selective targeting of the disease-causing variant of the protein through the use of siRNA-based approaches exclusively. In these cases, it is extraordinarily difficult to selectively silence the disease-causing protein without simultaneously silencing the functional intracellular protein of interest whose presence is vital to the conduct of normal cellular functions.

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

Our Approach to the Treatment of Genetic Diseases—ddRNAi and Silence and Replace

Our proprietary silence and replace approach to the treatment of genetic diseases combines RNAi with functional gene replacement to permanently silence the mutant genes and replace with functional genes potentially providing a permanent solution with a single administration of the therapeutic agent. Benitec employs ddRNAi in combination with classical gene therapy (i.e., transgene delivery via viral vectors) to overcome several of the fundamental limitations of RNAi.

The silence and replace approach to the treatment of genetic disorders employs adeno-associated viral vectors (“AAVs”) to deliver genetic constructs which may, after a single administration to the target tissues:

•
Chronically express RNAi molecules inside of the target, diseased, cells (to serially silence the intracellular production of mutant, disease-causing, protein and the functional protein of interest);
•
Simultaneously drive the expression of a functional variant of the protein of interest (to restore native intracellular biological processes); and
•
AAV vectors can accommodate the multi-functional DNA expression cassettes containing the engineered functional transgenes and the novel genes encoding short hairpinRNA/microRNA molecules (shRNA/miRNA) that are required to support the development of therapeutic agents capable of the achievement of the goals of the silence and replace approach to therapy.

Our silence and replace technology utilizes proprietary DNA expression cassettes to foster continuous production of gene silencing shRNAs and functional proteins (via expression of the functional transgene). A range of viral gene therapy vectors can be used to deliver the DNA construct into the nucleus of the target cell and, upon delivery, shRNA molecules are expressed and subsequently processed by intracellular enzymes into siRNA molecules that silence the expression of the mutant, disease-causing protein (Figure 2).

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
•
The processed siRNA is incorporated into RISC and silences the target gene using the same mechanism shown in Figure 1; and
•
When the DNA expression cassette is additionally comprised of a functional transgene, upon entry of the DNA construct into the nucleus of the target cell via the use of the AAV vector, the DNA construct also drives the continuous production of functional protein (to restore native intracellular biological processes).

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

Oculopharyngeal Muscular Dystrophy—OPMD

OPMD is an insidious, autosomal-dominant, late-onset degenerative muscle disorder that typically presents in patients at 40-to-50 years of age. The disease is characterized by progressive swallowing difficulties (dysphagia), eyelid drooping (ptosis) and limb weakness. OPMD is caused by a specific mutation in the poly(A)-binding protein nuclear 1, or PABPN1, gene. OPMD is a rare disease; however, patients have been diagnosed with OPMD in approximately 35 countries. Patient populations suffering from OPMD are well-identified, and significant geographical clustering has been noted for patients with this disorder, which could simplify clinical development and global commercialization efforts.

Our Pipeline

The following table sets forth our current product candidate and the development status:

Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy

The Investigational New Drug (IND) application for BB-301 was approved to proceed by the U.S. Food and Drug Administration in June 2023. The first study subject was safely treated in Cohort 1 of the BB-301 Phase 1b/2a clinical trial (NCT06185673) in November 2023. Cohort 1 dosing was safely completed in the second calendar quarter of 2025. Cohort 2 dosing was safely initiated in the fourth calendar quarter of 2025 . BB-301 is the lead investigational gene therapy agent under development by Benitec. BB-301 has been granted Orphan Drug Designation in the United States and the European Union and the key attributes of BB-301 are outlined in Figure 3.

Figure 3

PABPN1 is a ubiquitous factor that promotes the interaction between the poly(A) polymerase and CPSF (cleavage and polyadenylation specificity factor) and, thus, controls the length of mRNA poly(A) tails, mRNA export from the nucleus, and alternative poly(A) site usage. The characteristic genetic mutation underlying OPMD results in trinucleotide repeat expansion(s) within exon 1 of PABPN1 and results in an expanded poly-alanine tract at the N-terminal end of PABPN1. The mutation generates a protein with an N-terminal expanded poly-alanine tract of up to 18 contiguous alanine residues, and the mutant protein is prone to the formation of intranuclear aggregates designated as intranuclear inclusions (INIs). The INIs that sequester functional PABPN1 may contribute to the “loss of function” phenotype associated with OPMD.

There are currently no therapeutic interventions approved for OPMD. BB-301 is the only clinical-stage therapeutic agent in development designed to treat dysphagia in patients with OPMD. Additionally, there are no surgical interventions available to OPMD patients that modify the natural history of the disease, which is principally comprised of chronic deterioration of swallowing function. BB-301 has received Orphan Drug Designation in the United States and the European Union and, upon achievement of regulatory approval for BB-301 in these respective jurisdictions, the Orphan Drug Designations would provide commercial exclusivity independent of intellectual property protection. While OPMD is a rare disorder, we believe the commercial opportunity for a safe and efficacious therapeutic agent in this clinical indication exceeds $1 billion over the course of the commercial life of the product.

BB-301 is our Lead, Silence and Replace-Based, OPMD Therapeutic Agent

BB-301 is composed of a modified AAV serotype 9 (AAV9) capsid that expresses a bifunctional construct under the control of a single muscle specific Spc5-12 promoter to achieve co-expression of both the codon-optimized PABPN1 mRNA and two shmiR molecules directed against functional and mutant PABPN1. BB-301 is designed to correct the genetic defect underlying OPMD following a single localized administration.

BB-301—Design and Mechanism of Action

BB-301 is designed to target two distinct regions of the PABPN1 mRNA to accomplish gene silencing via the concomitant expression of two distinct shmiRs from a single DNA construct (Figure 3). BB-301 is also engineered to drive the simultaneous expression of a codon-optimized, siRNA-resistant, version of the functional PABPN1 gene (Figure 3).

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
•
The program comprises approximately 76 weeks of follow-up which will consist of:
o
The OPMD Natural History (NH) Study: 6-month pre-treatment observation periods for the evaluation of baseline disposition and natural history of OPMD-derived dysphagia (swallowing impairment) in each study participant.
o
Dosing with BB-301: 1-day of BB-301 dosing to initiate participation in the Phase 1b/2a single-arm, open-label, sequential, dose-escalation cohort study (NCT06185673). BB-301 is delivered directly to the pharyngeal muscles of each study subject.
o
Phase 1b/2a Treatment Evaluation: 52-weeks of post-dosing follow-up for conclusive evaluation of the primary and secondary endpoints of the BB-301 Phase 1b/2a treatment study (NCT06185673).
•
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
o
Total Pharyngeal Residue %(C2-4)2

o
Pharyngeal Area at Maximum Constriction (PhAMPC)
o
Dynamic Imaging Grade of Swallowing Toxicity Scale (DIGEST)
o
Vallecular Residue %(C2-4)2, Pyriform Sinus Residue %(C2-4)2, and Other Pharyngeal Residue %(C2-4)2
o
Normalized Residue Ratio Scale (NRRSv, NRRSp)
o
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
o
This first-in-human (FIH) study will evaluate the safety and clinical activity of intramuscular doses of BB-301 administered to subjects with OPMD.
o
The primary endpoint of the FIH study will be safety.
o
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
o
The primary and secondary endpoints will be evaluated during each 90-day period following BB-301 intramuscular injection (Day 1).
o
The NH of dysphagia observed for each OPMD NH Study participant, as characterized by the VFSS and clinical swallowing assessments carried out during the NH Study, will serve as the baseline for comparative assessments of safety and efficacy of BB-301 upon rollover from the NH Study onto the BB-301 Phase 1b/2a Treatment Study (NCT06185673).

All six subjects in Cohort 1 have been safely treated with BB-301, and the first subject of Cohort 2 has been safely treated with BB-301.No treatment-related Severe Adverse Events have been observed for the Subjects treated with BB-301.

Interim Clinical Study Results and FDA Fast Track Designation

On January 11, 2026, we announced updated positive long-term clinical results for BB-301 Phase 1b/2a Clinical Trial. The first patient treated in Cohort 1 of the trial has completed the 24-month post-treatment assessment. These results serve as an update to the interim clinical results shared on November 3, 2025 that announced Cohort 1 patients demonstrated significant and sustained improvements across multiple clinical measures including dysphagic symptom burden, post-swallow residue accumulation, time required to consume fixed volumes of liquid, as well as improved pharyngeal closure during swallowing. The update provided in January 2026, shows that following the administration of BB-301, patient 1 in Cohort 1 continued to demonstrate robust, disease-modifying outcomes across multiple clinical measures including post-swallow residue at 24 months. Additionally, the first 4 patients in Cohort 1 have now completed the 12-month statistical follow-up period and continued to demonstrate durable response to BB-301. We look forward to engaging the U.S. Food and Drug Administration mid-2026 to confirm the BB-301 pivotal study design. BB-301 was previously granted fast track and Orphan Drug Designation in the U.S. and Orphan Drug Designation in the European Union (EU) for the treatment of OPMD with dysphagia.

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s functional currency and reporting currency is the United States dollar. BBL’s functional currency is the Australian dollar (AUD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity in accumulated other comprehensive income (loss) and the Consolidated Statements of Comprehensive Income (Loss). Other comprehensive income (loss) for all periods presented consists entirely of foreign currency translation gains and losses.

Results of Operations

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

Operating Expenses

The following tables sets forth a summary of our expenses for each of the periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(US$’000)
Operating Expenses:
Research and development	$5,834	$5,385	$9,204	$8,970
General and administrative	7,543	5,420	13,976	7,626
Total operating expenses	$13,377	$10,805	$23,180	$16,596

During the three and six months ended December 31, 2025, we incurred $5.8 million and $9.2 million in research and development expenses, respectively, as compared to $5.4 million and $9.0 million for the comparable period ended December 31, 2024. Research and development expenses relate primarily to ongoing clinical development of BB-301 for the treatment of OPMD. The increase for the three and six months ended December 31, 2025 reflects increase in share based compensation of $2.2 million and $3.0 million, respectively, offset by the timing of contract manufacturing activity and the timing of payments for the OPMD Natural History and Dosing study.

General and administrative expense totaled $7.5 million and $14.0 million for the three and six months ended December 31, 2025, compared to $5.4 million and $7.6 million for the comparable period ended December 31, 2024. The increase for the three and six months ended December 31, 2025, relates primarily to an increase in share based compensation of $2.0 million and $6.0 million and salaries and wages of $0.6 million and $0.9 million, offset by a decrease in legal fees of $0.4 million and $0.5 million, respectively.

Other Income (Expense)

The following tables sets forth a summary of our other income (loss) for each of the periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(US$’000)
Other Income (Loss):
Foreign currency transaction gain (loss)	$131	$(294)	$42	$(201)
Interest income, net	1,390	823	2,401	1,427
Other income (expense), net	19	(40)	(65)	(5)
Gain on extinguishment of liabilities	—	764	—	764
Total other income (loss), net	$1,540	$1,253	$2,378	$1,985

Other income (loss), net during the three and six months ended December 31, 2025, which consists of foreign currency transaction gain (loss), interest income, and other income (expense), net, totaled $1.5 million and $2.4 million, respectively. Other income (loss), net during the three and six months ended December 31, 2025, consists of foreign currency transaction gain (loss), interest income, and other expense, net, totaled $1.3 million and $2.0 million, respectively. Foreign currency transaction gains and losses reflect changes in foreign exchange rates. Net interest income for the three and six months ended December 31, 2025, in comparison to the three and six months ended December 31, 2024, reflects the increase in the Company’s cash and cash equivalent balances. Gain on extinguishment of liabilities is due to the settlement with a vendor of an outstanding trade payable balance and an accrued clinical development project cost balance totaling $1.3 million for $0.5 million due to a dispute regarding contract performance and deliverables. This settlement resulted in a gain of $0.8 million in the three and six months ended December 31, 2024.

Liquidity and Capital Resources

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $249 million as of December 31, 2025. We expect that our research and development expenses will increase due to the continued development of the OPMD program.

As of December 31, 2025, we do not have outstanding borrowings or credit facilities.

As of December 31, 2025, the Company has issued warrants allowing holders to purchase 20,179,428 shares of Common Stock, consisting of the following:

	December 31, 2025	June 30, 2025
September 2022 Pre-Funded Warrants to purchase Common Stock	588,236	588,236
Series 2 Warrants to purchase Common Stock	37,745	101,537
August 2023 Pre-Funded Warrants to purchase Common Stock	12,179,739	12,179,739
Common Warrants to purchase Common Stock	5,071,148	5,071,148
April 2024 Pre-Funded Warrants to purchase Common Stock	2,002,560	2,202,836
March 2025 Pre-Funded Warrants to purchase Common Stock	300,000	300,000
Total	20,179,428	20,443,496

As of December 31, 2025, we had cash and cash equivalents of approximately $188.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts.

On October 11, 2024, we entered into the Sales Agreement disclosed above which provides for the sale of up to $75 million of our common stock from time-to-time in “at-the-market offerings”.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Six Months Ended
	December 31,
	2025	2024
	(US$’000)
Net cash provided by (used in):
Operating activities	$(7,127)	$(12,289)
Investing activities	(11)	(12)
Financing activities	98,230	39,527
Effects of exchange rate changes on cash and cash equivalents	(46)	190
Net increase in cash, cash equivalents, and restricted cash	$91,046	$27,416

Operating activities

Net cash used in operating activities for the six months ended December 31, 2025 and 2024 was $7.1 million and $12.3 million, respectively. Net cash used in operating activities was primarily the result of our net loss, partially offset by non-cash expenses, and changes in working capital primarily in trade and other payables.

Investing activities

Net cash used in investing activities six months ended December 31, 2025 and 2024 was $11 thousand and $12 thousand, respectively.

Financing activities

Net cash provided by financing activities was $98.2 million and $39.5 million for the six months ended December 31, 2025 and 2024, respectively. The financing activities for the six months ended December 31, 2025 primarily related to the issuance of common stock with gross proceeds of $104.5 million, offset by $6.3 million in share issuance costs. Cash from financing activities in the six months ended December 31, 2024 was related to the issuance of common stock from the exercise of Series 2 warrants and common stock warrants with gross proceeds of $39.5 million.

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

Contractual Obligations and Commercial Commitments

On October 1, 2016, the Company entered into an operating lease for office space in Hayward, California with multiple amendments extending the lease through December 2027. The Company also entered into a new lease in Los Angeles, California for office space with an initial expiration date in July 2026. The Company entered into a lease amendment for the Los Angeles office that extended the lease through January 2028. See Note 8 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Item  4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this Report we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934, as amended. Based on this evaluation, we reported a material weakness in our internal control over financial reporting further described in Management’s Report on Internal Control Over Financial Reporting in Item 9A of our Form 10-K for the fiscal year ended June 30, 2025 relating to inadequate design and implementation of controls over our share-based compensation calculation review process; specifically, we did not design and/or implement process level controls to ensure all inputs used in share-based compensation expense calculations are complete and accurate, including review of the vesting allocation method applied by the equity system.

Our principal executive officer and principal financial officer concluded that as of June 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting

As reported in Part II, Item 9A, Controls and Procedures, of our Annual Reports on Form 10-K for the fiscal year ended June 30, 2025, filed on September 22, 2025, we previously identified a material weakness in our internal controls resulting from the inadequate design and implementation over our share-based compensation calculation review process.

Throughout the fiscal quarters ended September 30, 2025 and December 31, 2025, under the oversight of the audit committee, our management has designed and implemented new or enhanced internal control procedures, which we believe both address the identified material weakness and strengthens our overall financial control environment. Specifically, we have updated the equity system’s default vesting allocation method configuration and have established enhancements to our quarterly share-based compensation review process to identify and verify all relevant inputs of the share-based compensation expense calculation, including review over the completeness and accuracy of the vesting allocation method applied by the equity system.

Our management has completed the implementation of significant enhancements to our procedures and newly implemented controls. Based on these procedures and results of our testing of the implemented controls, we believe that the previously reported material weakness related to the inadequate design and implementation of controls over our share-based compensation calculation review process has been remediated. However, completion of remediation procedures for this material weakness does not provide assurance that our modified controls will continue to operate properly or that our financial statements will be free from error.

Changes in Internal Control over Financial Reporting

Other than the efforts towards remediating the material weakness as previously described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended December 31, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits.

Number	Description of Document

10.1

Underwriting Agreement, dated November 5, 2025, by and between Benitec Biopharma Inc., Leerink Partners LLC, TD Securities (USA) LLC and Evercore Group L.L.C. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 6, 2025)

10.2

Securities Purchase Agreement, dated November 5, 2025, by and between Benitec Biopharma Inc., Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2025)

10.3

Placement Agency Agreement, dated November 5, 2025, by and between Benitec Biopharma Inc. and Leerink Partners LLC, TD Securities (USA) LLC and Evercore Group L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2025)

10.4

Registration Rights Agreement, dated November 7, 2025, by and among Benitec Biopharma Inc., a Delaware corporation, Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2025)

31.1	Statement of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Statement of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Statement of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Statement of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover page formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Benitec Biopharma Inc.

Dated: February 12, 2026	/s/ Jerel Banks
Dr. Jerel Banks
Executive Chairman and Chief Executive Officer
(principal executive officer)

/s/ Megan Boston
Megan Boston
Chief Financial Officer and Secretary (principal financial and accounting officer)