Form 10-K/A
period 2025-06-30
Benitec Biopharma Inc.
filed 2026-03-20
CIK 1808898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Benitec Biopharma Inc. is filing this Amendment No. 1 (this “Form
10-K/A”)
to its Annual Report on Form
10-K
for the fiscal year ended June 30, 2025 (the “Original
10-K”),
as originally filed with the Securities and Exchange Commission (the “Commission”) on September 22, 2025, for the purpose of including the conformed signature of Baker Tilly US, LLP on the Report of Independent Registered Public Accounting Firm (the “Report”) within Item 8 of the Original
10-K.
The conformed signature was inadvertently omitted from the version of the Report that was filed with the Original
10-K.
This Form
10-K/A
includes the Report with the conformed signature. The exhibit list appearing in Item 15 of the Form
10-K
has been updated to indicate that Exhibits 21.1 and 97 were previously filed. This Form
10-K/A
includes new certifications, as required by Rule
12b-15
under the Securities Exchange Act of 1934, from our Chief Executive Officer and Chief Financial Officer, dated as of the date of filing of this Form
10-K/A,
and a new Consent of Independent Registered Public Accounting Firm, dated as of the date of filing of this Form
10-K/A.
Except for the correction described above, this Form
10-K/A
does not purport to update any disclosures contained in the annual report. For disclosures subsequent to September 22, 2025, please see the Company’s reports filed with the Commission after that date.

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

/s/ Baker Tilly US, LLP

San Diego, California
September 22, 2025
We have served as the Company’s aud
ito
r since 2020.

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
1

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

F-

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

F-

Quarterly Financial Information (Unaudited)
The following table presents selected unaudited condensed consolidated Statements of Operations and Comprehensive Income (Loss) for each quarter of the periods indicated:

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

6. Prepaid and other assets

(US$’000)	June 30, 2025	June 30, 2024
Prepaid expenses	$655	$577
Market value of listed shares	1	1

Total other assets	656	578
Less: non-current portion	(28)	(62)

Current portion	$628	$516
7. Property and equipment, net

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

8. Trade and other payables

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
9. Leases
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
10. Stockholders’ equity
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
Concurrently with the 2025 Underwritten Offering, on March 25, 2025, the Company also entered into a Securities Purchase Agreement to which the Company issued and sold 900,000 shares of Common Stock in a registered direct offering at a purchase price of $13.00 per share. Gross proceeds from registered direct offering were $11.7 million less underwriter issuance costs of $0.7 million.

F-
2
3

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
On September 2
6, 2024, investors exercised 1,368,180
pre-funded
warrants at an exercise price of $0.0001 per share and exercised 5,181,347 common warrants at an exercise price of $3.86 per share. Also on September 26, 2024, an investor exercised 588,236 Series 2 warrants at an exercise price of $1.93 per share. On September 27, 2024, an investor exercised 200,274 pre-funded
warrants on a cashless basis.
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
On March 2
5
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

Equity-based Compensation Expense
The weighted-average grant-date fair value of stock options granted during the years ended June 30, 2025 and June 30, 2024 was $
10.70
 and $
4.39
, respectively.
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

F-

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
11. Income taxes
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
$
4.45
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
On June 27, 2024, California’s Governor signed Senate Bill 167 (SB 167), which limits the use of net operating losses and business credits for tax years beginning on January 1, 2024, and before January 1, 2027. The legislation disallows a net operating loss deduction for medium and large businesses and limits the use of tax credits to offset tax due to no more than $
5
 million for each taxable year. The Company evaluated the impact of SB 167 and determined that the legislation did no
t materially impact the Company’s income tax provision for the fiscal year ended June 30,
2025.
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
4.7999
, to certain institutional accredited investors. The pre-funded warrants were immediately exercisable until exercised in full at an exercise price of $
0.0001
per share of common stock. Gross proceeds from the financing totaled $
40.0
 million. Net proceeds, net of commissions and other offering expenses, totaled approximately $
37.1
 million.
Entities affiliated with each of Suvretta Capital and Franklin Resources, Inc., both of which were greater than 5% stockholders prior to the offering, participated in the April 2024 private placement, purchasing $
16,750,004
and $
1,000,003
of securities in the transaction, respectively. In connection with the 2024 private placement, each of Nemean Asset Management, Adage Capital Partners, HBM Healthcare Investments, Nantahala Capital Management, and Special Situations Fund become beneficial owners of more than 5% of our outstanding shares of common stock.
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
1

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

Reference is made to the Index to the Consolidated Financial Statements included in Item 8 of this report.

Financial Statement Schedules

Required information is included in the notes to the consolidated financial statements.

Exhibit Index

Exhibit Number	Exhibit

2.1	Amended and Restated Scheme Implementation Agreement (incorporated by reference to Exhibit 99.4 of the Form 6-K of Benitec Biopharma Limited (File No. 001-37518) furnished on March 18, 2020)

3.1	Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on April 15, 2020)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 17, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 21, 2021)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 9, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 12, 2022)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective July 26, 2023 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 25, 2023)

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Benitec Biopharma Inc., effective December 9, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 10, 2024)

3.6	Amended and Restated Bylaws of Benitec Biopharma Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on April 15, 2020)

4.1	Form of common stock certificate of Benitec Biopharma Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 15, 2020)

4.2	Form of Purchase Warrant (incorporated by reference to Exhibit 99.4 to the Form 6-K of Benitec Biopharma Limited (File No. 001-37518) furnished on September 30, 2019)

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 16, 2022)

4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on September 16, 2022)

4.5	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 11, 2023)

4.6	Form of Common Warrant (incorporated by reference to 4.2 to the Registrant’s Form 8-K on August 11, 2023)

Exhibit Number	Exhibit

4.7	Warrant Agency Agreement, dated September 15, 2022, by and between Benitec Biopharma Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on September 16, 2022)

4.8	Warrant Agency Agreement, dated August 11, 2023, by and between Benitec Biopharma Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on August 11, 2023)

4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 19, 2024)

4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 26, 2025)

4.11	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-K filed on September 20, 2021)

10.1	Share Subscription Agreement, dated October 24, 2016, between Nant Capital, LLC and Benitec Biopharma Limited (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form F-3 of Benitec Biopharma Limited (File No. 333-218400) filed on June 1, 2017)

10.2	Commercial Lease Agreement between Hayward Point Eden I Limited Partnership and Benitec Biopharma Limited (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form F-1 of Benitec Biopharma Limited (File No. 333-205135) filed on June 22, 2015)

10.3†	Employment agreement between Megan Boston and Benitec Biopharma Limited dated July 11, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1 filed on August 14, 2020)

10.4†	Employment agreement between Dr. Jerel A. Banks and Tacere Therapeutics, Inc. dated September 11, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form S-1 filed on August 14, 2020)

10.5	Research Collaboration Agreement, dated January 27, 2017, between Benitec Biopharma Limited and Nant Capital, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form F-3 filed on June 1, 2017)

10.6†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 15, 2020)

10.7†	Benitec Officers’ and Employees’ Share Option Plan (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-8 of Benitec Biopharma Limited (File No. 333-209398) filed on February 4, 2016))

10.8†	Form of Option Award Agreement under the Benitec Officers’ and Employees’ Share Option Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1 filed on August 14, 2020)

10.9†	Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 14, 2020)

10.9.1†	First Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of December 8, 2021 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 22, 2021)

10.9.2†	Second Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of December 6, 2023 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 20, 2023)

10.9.3†	Third Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of August 29, 2024 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on July 29, 2024)

10.10†	Form of Evidence of Award of Option Right Pursuant to the Benitec Biopharma Inc. 2020 Equity Incentive and Compensation Plan (Executives) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 15, 2020)

10.11†	Form of Evidence of Award of Option Right Pursuant to the Benitec Biopharma Inc. 2020 Equity Incentive and Compensation Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 15, 2020)

10.12	Securities Purchase Agreement, dated April 17, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 19, 2024)

Exhibit Number	Exhibit

10.13	Registration Rights Agreement, dated April 22, 2024, by and between Benitec Biopharma Inc. and each of the purchasers signature thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2024)

10.14	Form of Voting Commitment Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on April 19, 2024)

10.15	Board Designation Agreement, dated April 22, 2024, by and between Benitec Biopharma Inc. and Suvretta Capital Management, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on May 13, 2024)

10.16	Sales Agreement, dated October 11, 2024, between Benitec Biopharma Inc. and Leerink Partners LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on October 11, 2024)

10.17	Letter Agreement, dated as of September 26, 2024, by and between Benitec Biopharma Inc. and Suvretta Capital Management, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on October 8, 2024)

10.18	Underwriting Agreement, dated March 25, 2025, by and between Benitec Biopharma Inc., Leerink Partners LLC and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on March 26, 2025)

10.19	Securities Purchase Agreement, dated March 25, 2025, by and between Benitec Biopharma Inc., Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 26, 2025)

10.20	Registration Rights Agreement, dated March 26, 2025, by and between Benitec Biopharma Inc., Averill Master Fund, Ltd. and Averill Madison Master Fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 27, 2025)

10.21	Fourth Amendment to Lease, dated August 30, 2021, by and between Hayward Point Eden I Limited Partnership and Benitec Biopharma Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on May 14, 2025)

10.22	Fifth Amendment to Lease, dated February 24, 2025, by and between Hayward Point Eden I Limited Partnership and Benitec Biopharma Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on May 14, 2025)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Form 10-K filed on September 26, 2024)

21.1	List of significant subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K filed on September 22, 2025)

23.1*	Consent of Baker Tilly US, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Benitec Biopharma Inc. Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant’s Form 10-K filed on September 22, 2025)

101.INS	Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

†	Indicates a management contract or compensatory plan.
*	Filed or furnished herewith

Financial Statements and Schedules of Subsidiaries and Affiliates

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Hayward, State of California, on the 20th day of March 2026.

BENITEC BIOPHARMA INC.

By:	/s/ Dr. Jerel Banks
Dr. Jerel Banks
Chief Executive Officer