Form 10-Q
period 2026-03-31
Benitec Biopharma Inc.
filed 2026-05-14
CIK 1808898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	BNTC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

We had 34,354,334 shares of our common stock outstanding as of the close of business on May 4, 2026.

BENITEC BIOPHARMA INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the federal securities laws that are subject to a number of risks and uncertainties, many of which are beyond our control. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. All statements, other than statements of historical fact included in this Report, are forward-looking statements. When used in this Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” or the negative of these terms, and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements.

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
•
the development of novel adeno-associated viral (AAV) vectors;
•
our potential future out-licenses and collaborations;
•
the plans of licensees of our technology;
•
the clinical utility and potential attributes and benefits of DNA-directed RNA interferences (ddRNAi) and our product candidates, including the potential duration of treatment effects and the potential for a “one shot” cure;
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
•
the impact of, and our ability to remediate, the identified material weakness in our internal control over financial reporting;

•
our ability to satisfy our capital needs through increasing revenue and obtaining additional financing; and
•
the impact of local, regional and national and international economic conditions and events;

as well as other risks detailed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2025 and other reports filed with the SEC. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and important factors currently known by us and our expectations of the future, about which we cannot be certain. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. We have based the forward-looking statements included in this Report on information available to us on the date of this Report or on the date thereof. Except as required by law we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

All forward-looking statements included herein or in documents incorporated herein by reference are expressly qualified in their entirety by the cautionary statements contained or referred to elsewhere in this Report.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

BENITEC BIOPHARMA INC.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	March 31, 2026	June 30, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$184,761	$97,744
Restricted cash	114	113
Trade and other receivables	3	33
Prepaid and other assets	1,139	628
Total current assets	186,017	98,518
Property and equipment, net	116	131
Deposits	55	55
Prepaid and other assets	12	28
Right-of-use assets	800	860
Total assets	$187,000	$99,592
Liabilities and stockholders’ equity
Current liabilities:
Trade and other payables	$2,251	$1,022
Accrued employee benefits	541	426
Lease liabilities, current portion	482	354
Total current liabilities	3,274	1,802
Lease liabilities, less current portion	394	495
Total liabilities	3,668	2,297
Stockholders’ equity:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; no shares issued or outstanding at March 31, 2026 and June 30, 2025, respectively	—	—
Common stock, $0.0001 par value—160,000,000 shares authorized; 34,354,334 and 26,250,469 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	3	2
Additional paid-in capital	445,194	326,308
Accumulated deficit	(260,913)	(228,176)
Accumulated other comprehensive loss	(952)	(839)
Total stockholders’ equity	183,332	97,295
Total liabilities and stockholders’ equity	$187,000	$99,592

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenue:
	$—	$—	$—	$—
Total revenues	—	—	—	—
Operating expenses
Research and development	6,298	6,495	15,502	15,465
General and administrative	7,284	8,840	21,260	16,466
Total operating expenses	13,582	15,335	36,762	31,931
Loss from operations	(13,582)	(15,335)	(36,762)	(31,931)
Other income (loss):
Foreign currency transaction gain (loss)	70	11	112	(190)
Interest income, net	1,594	823	3,995	2,250
Other expense, net	(17)	—	(82)	(5)
Gain on extinguishment of liabilities	—	—	—	764
Total other income, net	1,647	834	4,025	2,819
Net loss	$(11,935)	$(14,501)	$(32,737)	$(29,112)
Other comprehensive income:
Unrealized foreign currency translation gain (loss)	(69)	(28)	(113)	176
Total other comprehensive income (loss)	(69)	(28)	(113)	176
Total comprehensive loss	$(12,004)	$(14,529)	$(32,850)	$(28,936)
Net loss	$(11,935)	$(14,501)	$(32,737)	$(29,112)
Net loss attributable to common shareholders	$(11,935)	$(14,501)	$(32,737)	$(29,112)
Net loss per share:
Basic and diluted	$(0.24)	$(0.38)	$(0.72)	$(0.84)
Weighted average number of shares outstanding: basic and diluted	49,386,203	38,599,453	45,598,553	34,559,870

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2024	10,086,119	$1	$238,398	$(190,259)	$(892)	$47,248
Exercise of pre-funded warrants	1,768,454	—	—	—	—	—
Exercise of Series 2 warrants	857,845	—	1,655	—	—	1,655
Exercise of common warrants	5,181,347	—	20,002	—	—	20,002
Share-based compensation	—	—	435	—	—	435
Foreign currency translation loss	—	—	—	—	(101)	(101)
Net loss	—	—	—	(5,059)	—	(5,059)
Balance at September 30, 2024	17,893,765	$1	$260,490	$(195,318)	$(993)	$64,180
Exercise of pre-funded warrants	606,129	—	—	—	—	—
Exercise of Series 2 warrants	642,160	—	1,240	—	—	1,240
Exercise of common warrants, net of issuance costs of $2	4,309,421	—	16,630	—	—	16,630
Share-based compensation	—	—	3,138	—	—	3,138
Foreign currency translation gain	—	—	—	—	305	305
Net loss	—	—	—	(9,552)	—	(9,552)
Balance at December 31, 2024	23,451,475	$1	$281,498	$(204,870)	$(688)	$75,941
Issuance of common stock and pre-funded warrants sold for cash, net of offering costs of $2,245	2,043,000	1	28,212	—	—	28,213
Exercise of common warrants	51,813	—	201	—	—	201
Share-based compensation	—	—	7,744	—	—	7,744
Foreign currency translation loss	—	—	—	—	(28)	(28)
Net loss	—	—	—	(14,501)	—	(14,501)
Balance at March 31, 2025	25,546,288	$2	$317,655	$(219,371)	$(716)	$97,570

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2025	26,250,469	$2	$326,308	$(228,176)	$(839)	$97,295
Share-based compensation	—	—	5,180	—	—	5,180
Foreign currency translation gain	—	—	—	—	89	89
Net loss	—	—	—	(8,965)	—	(8,965)
Balance at September 30, 2025	26,250,469	$2	$331,488	$(237,141)	$(750)	$93,599
Issuance of common stock sold for cash, net of offering costs of $6,265	7,740,370	1	98,229	—	—	98,230
Exercise of pre-funded warrants	200,276	—	—	—	—	—
Exercise of Series 2 warrants	63,792	—	123	—	—	123
Share-based compensation	—	—	7,379	—	—	7,379
Foreign currency translation loss	—	—	—	—	(133)	(133)
Net loss	—	—	—	(11,837)	—	(11,837)
Balance at December 31, 2025	34,254,907	$3	$437,219	$(248,978)	$(883)	$187,361
Exercise of common warrants	99,427	—	383	—	—	383
Share-based compensation	—	—	7,592	—	—	7,592
Foreign currency translation loss	—	—	—	—	(69)	(69)
Net loss	—	—	—	(11,935)	—	(11,935)
Balance at March 31, 2026	34,354,334	$3	$445,194	$(260,913)	$(952)	$183,332

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	For the Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(32,737)	$(29,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41	52
Amortization of right-of-use assets	316	226
Gain on extinguishment of liabilities	—	(764)
Share-based compensation expense	20,151	11,317
Changes in operating assets and liabilities:
Trade and other receivables	30	226
Prepaid and other assets	(493)	147
Trade and other payables	1,227	2,862
Accrued employee benefits	115	(82)
Lease liabilities	(229)	(247)
Net cash used in operating activities	(11,579)	(15,375)
Cash flows from investing activities:
Purchase of property and equipment	(26)	(18)
Net cash used in investing activities	(26)	(18)
Cash flows from financing activities:
Proceeds from the issuance of common stock	104,495	30,459
Proceeds from exercise of pre-funded warrants, Series 2 warrants and common warrants	507	39,529
Share issuance transaction costs	(6,266)	(2,247)
Net cash provided by financing activities	98,736	67,741
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(113)	169
Net increase in cash, cash equivalents, and restricted cash	87,018	52,517
Cash, cash equivalents, and restricted cash, beginning of period	97,857	50,929
Cash, cash equivalents, and restricted cash, end of period	$184,875	$103,446
Supplemental cash flow information
Non-cash investing and financing activities:
Initial measurement of operating lease right-of-use assets and liabilities	$—	$255
Re-measurement of operating lease right-of-use assets and liabilities	$256	$666

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

The Company’s fiscal year-end is June 30. References to a particular “fiscal year” are to the Company's fiscal year-end June 30 of that calendar year.

The consolidated financial statements of Benitec Biopharma Inc. are presented in United States dollars and consist of Benitec Biopharma Inc. and its wholly owned subsidiaries as listed below. Aside from Benitec Biopharma Proprietary Limited and Tacere Therapeutics, Inc., other subsidiaries are dormant.

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

There can be no assurance that the Company’s research and development will be successful, that adequate protection for the Company’s intellectual property will be obtained or maintained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid technological change and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s functional currency and reporting currency is the United States dollar. BBL’s functional currency is the Australian dollar (AUD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity in accumulated other comprehensive income (loss) and the Consolidated Statements of Comprehensive Loss. Other comprehensive income (loss) for all periods presented consists entirely of foreign currency translation gains and losses.

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

As of March 31, 2026 and June 30, 2025, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks and short-term deposits with an original maturity of three months or less with financial institutions. There were no cash equivalents as of March 31, 2026 and June 30, 2025.

The Company maintained a restricted cash balance of $0.1 million as of March 31, 2026 and June 30, 2025, held as collateral for its corporate credit card facility.

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

Trade and Other Receivables

The Company estimates current expected credit losses in accordance with ASC 326, Financial Instruments – Credit Losses on trade and other receivables on an ongoing basis and will recognize those expected credit losses immediately. Estimates of current expected credit losses will be based on analyses of individual customer circumstances and historical write-off experience. The Company’s analyses will consider the aging of receivable accounts, customer creditworthiness, and general economic conditions. No credit losses were recorded during the three- and nine-month periods ended March 31, 2026 and 2025.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net loss per share when their effect is anti-dilutive. As of March 31, 2026 and March 31, 2025, there were 11,889,963 and 10,529,006 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

Basic and diluted weighted average shares outstanding for the nine months ended March 31, 2026 and 2025 include 15,070,535 and 15,270,811 shares underlying pre-funded warrants to purchase common shares, respectively. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.0001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

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

Correction of Immaterial Errors

During the third quarter of 2025, the Company identified an immaterial error in the Company’s previously issued consolidated financial statements related to the weighted-average number of common shares outstanding within the net loss per share computation. The error pertains to the exclusion of pre-funded warrants from the weighted-average number of common shares used in the computation of net loss per share. The Company assessed materiality, including qualitative and quantitative factors, and determined the error is immaterial to both the current and prior periods. The Company has revised the comparative net loss per share information as presented and disclosed the revision within these consolidated financial statements. The revision had no effect on the consolidated balance sheet, consolidated statements of cash flows, consolidated statements of stockholders’ equity, or to reported net losses.

During the year ended June 30, 2025, the Company identified an immaterial error in the Company’s previously issued March 31, 2024 unaudited interim condensed consolidated, June 30, 2024 annual audited consolidated, and September 30, 2024 unaudited interim condensed consolidated financial statements related to the computation of share-based compensation expense resulting from an inaccurate system configuration. The Company assessed materiality, including qualitative and quantitative factors, and determined the error is immaterial to the aforementioned prior periods. The Company recorded a cumulative catch up out-of-period adjustment within the December 31, 2024 unaudited interim condensed consolidated financial statement. Refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, for further information.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which requires disclosures about significant segment expenses and additional interim disclosure requirements. The standard also requires a single reportable segment company to provide all disclosures required by Topic 280. The Company adopted ASU 2023-07 during the year ended June 30, 2025. See Note 12 for the segment disclosures as required by Topic 280, as amended by ASU 2023-07.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06) which amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. During the fiscal year ending June 30, 2026, the Company early adopted this standard on a prospective basis. As of the nine months ended March 31, 2026, the adoption did not have a material impact on the unaudited consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, ASC 220—[Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures], as amended by ASU 2025-01 in January 2025, which requires entities, in the notes to financial statements, to disclose specified information about certain costs and expenses. The guidance is effective for the Company’s annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, [Interim Reporting (Topic 270): Narrow-Scope Improvements]. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either on a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, [Codification Improvements]. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

3. Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended March 31, 2026 and 2025, the Company incurred net losses of $32.7 million and $29.1 million, respectively, and used cash in operations of $11.6 million and $15.4 million, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.

The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its full operating costs, and as such, is dependent on funding operations through capital financing activities. As of March 31, 2026, the Company had $184.8 million in cash and cash equivalents. In the nine months ended March 31, 2026, the Company received additional cash from warrant exercises and common stock issuances totaling $98.6 million. See Note 9. Stockholders' equity.

On October 11, 2024, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering amount of up to $75 million from time to time through the Agent. The Agent will be entitled to a commission from us of 3.0% of the gross proceeds from the sale of shares sold under the Sales Agreement. We did not engage in any sales under the Sales Agreement during the fiscal quarter ended March 31, 2026.

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

4. Cash, cash equivalents, and restricted cash

(US$’000)	March 31, 2026	June 30, 2025
Cash at bank	$184,761	$97,744
Restricted cash	114	113
Total	$184,875	$97,857

5. Prepaid and other assets

(US$’000)	March 31, 2026	June 30, 2025
Prepaid expenses	$449	$655
Third-party procured supplies and materials	702	—
Market value of listed shares	—	1
Total other assets	1,151	656
Less: non-current portion	(12)	(28)
Current portion	$1,139	$628

6. Property and equipment, net

(US$’000)	March 31, 2026	June 30, 2025
Software	$21	$6
Lab equipment	1,349	1,533
Computer hardware	18	32
Furniture and fixtures	6	6
Leasehold improvements	22	24
Total property and equipment, gross	1,416	1,601
Accumulated depreciation and amortization	(1,300)	(1,470)
Total property and equipment, net	$116	$131

Depreciation and amortization expense was $14 thousand and $41 thousand for the three and nine months ended March 31, 2026, respectively, and $13 thousand and $52 thousand for the three and nine months ended March 31, 2025, respectively.

7. Trade and other payables

(US$’000)	March 31, 2026	June 30, 2025
Trade payable	$635	$201
Accrued consultant fees	46	36
Accrued professional fees	100	62
Accrued clinical development project costs	662	656
Third-party procured supplies and materials	702	—
Other payables	106	67
Total	$2,251	$1,022

8. Leases

The Company has entered into operating leases for offices in Hayward, California and Los Angeles, California. On February 1, 2025, the Company entered into a lease agreement to extend the lease in Hayward through to December 2027. Similarly, on November 14, 2025, the Company entered into a lease agreement to extend the lease in Los Angeles through to January 2028. Both extensions were recognized as a modification to the existing leases. The lease modifications were not accounted for as a separate contract and instead the existing operating lease right-of-use assets and liabilities were remeasured during the period under agreements that expire in 2027 and 2028. Both leases contain options to extend for additional renewal periods. The leases require the Company to pay utilities, insurance, taxes, and other operating expenses. The Company’s lease does not contain any residual value guarantees or material restrictive covenants.

The tables below show the changes during the nine months ended March 31, 2026:

(US$’000)	Operating lease right- of-use assets
Balance at July 1, 2025	$860
Re-measurement during the period	256
Amortization of right of use asset	(316)
Operating lease right-of-use asset at March 31, 2026	$800

(US$’000)	Operating lease liabilities
Balance at July 1, 2025	$849
Re-measurement during the period	256
Principal payments on operating lease liabilities	(229)
Operating lease liabilities at March 31, 2026	876
Less: non-current portion	(394)
Current portion at March 31, 2026	$482

As of March 31, 2026, the Company’s operating leases have a weighted average lease term of 1.70 years and a weighted average discount rate of 6%. The leases’ options to extend are not included within the remaining lease term as the Company is currently not reasonably certain to exercise such options. The maturities of the operating lease liabilities are as follows:

(US$’000)	March 31, 2026
2026	$387
2027	518
2028	16
Total operating lease payments	921
Less imputed interest	(45)
Present value of operating lease liabilities	$876

The Company recorded lease liabilities and right-of-use lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The incremental borrowing rate was determined based on quoted rates by the Company’s business banker for collateralized debt with terms similar to the lease agreements.

Rent expense was $0.1 million and $0.3 million for the three and nine months ended March 31, 2026, respectively, and $0.1 million and $0.2 million for the three and nine months ended March 31, 2025, respectively. Rent expense is reported within general and administrative expenses on the consolidated statements of operations and comprehensive loss.

9. Stockholders’ equity

Preferred Stock

On December 6, 2024, the stockholders of the Company approved an amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as amended, to authorize the issuance of 5,000,000 shares of preferred stock, par value $0.0001. As of March 31, 2026, there were no preferred shares issued and outstanding.

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

On October 11, 2024, the Company entered into the Sales Agreement with the Agent. Pursuant to the terms of the Sales Agreement, the Company may offer and sell shares of the Company’s common stock having an aggregate offering amount of up to $75 million from time to time through the Agent. The Agent will use its commercially reasonable efforts, as the agent and subject to the terms of the Sales Agreement, to sell the shares offered. Sales of the shares, if any, may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company may also agree to sell shares to the Agent as principal for its own account on terms agreed to by the Company and the Agent. The Agent will be entitled to a commission from the Company of 3.0% of the gross proceeds from the sale of shares sold under the Sales Agreement. In addition, the Company has agreed to reimburse certain expenses incurred by the Agent in connection with the offering.

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

Total gross proceeds received by the Company during the nine months ended March 31, 2026 from the issuance of common stock totaled $104.5 million, less underwriter issuance costs of $5.7 million and other incidental costs of $0.6 million.

Warrants and Common Stock

On December 6, 2019, investors were issued four Purchase Warrants that were exercisable into 12,600 fully paid shares of common stock should the Purchase Warrants be exercised in full. The exercise price for the Purchase Warrants is $178.50 per share issued on exercise of a Purchase Warrant. The Purchase Warrants are exercisable, in whole or in part, any time from the date of issue until the fifth anniversary of the date of issue (December 6, 2024). On April 22, 2020, the Company issued 2,201 shares of common stock in connection with a cashless exercise of Purchase Warrants exercisable for 6,300 shares of common stock. The Company did not have an effective registration statement registering the resale of the Warrant Shares by the Holder at the time the Holder wanted to exercise the warrant; therefore, the Holder carried out a cashless exercise. The formula for conducting a cashless exercise was outlined in the Warrant agreement. 6,300 purchase warrants remained unexercised and expired in December 2024.

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

On August 29, 2024, the Company’s stockholders approved the exercise of certain existing warrants issued in April 2024, September 15, 2022 and August 11, 2023 in accordance with Nasdaq rules which otherwise would be subject to the Beneficial Ownership Limitation.

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

As of March 31, 2026, there were 20,080,001 warrants outstanding.

The activity related to warrants for the nine months ended March 31, 2026, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding at July 1, 2025	20,443,496	$0.9672
Outstanding and exercisable at September 30, 2025	20,443,496	$0.9672
Pre-funded warrants exercised	(200,276)	$0.0001
Series 2 warrants exercised	(63,792)	$1.9299
Outstanding and exercisable at December 31, 2025	20,179,428	$0.9738
Common warrants exercised	(99,427)	$3.8600
Outstanding and exercisable at March 31, 2026	20,080,001	$0.9595

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

On December 8, 2021, the Company’s stockholders approved an amendment to the 2020 Plan, which increased the number of shares of the Company’s common stock reserved under the 2020 Plan to 108,823 (as adjusted for the Reverse Stock Split). For the fiscal year ended June 30, 2024, our named executive officers were each granted equity incentive awards under the 2020 Plan. On December 6, 2023, the Company’s stockholders approved an amendment to the 2020 Plan, which increased the number of shares of the Company’s common stock reserved under the 2020 Plan to 1,204,537. On August 29, 2024, the Company’s stockholders approved an amendment to the 2020 Plan, which increased the number of shares of the Company’s common stock reserved under the 2020 Plan to 8,204,537.

Equity Awards

The activity related to equity awards, which are comprised of stock options during the nine months ended March 31, 2026 is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2025	4,902,140	$10.81	9.24 years	$7,728,384
Granted	1,987,572	$14.21	9.61 years
Forfeited	(9,215)	$15.90	—
Outstanding at March 31, 2026	6,880,497	$11.78	8.81 years	$6,527,787
Exercisable at March 31, 2026	2,132,284	$10.54	8.39 years	$4,357,240

Equity-based Compensation Expense

The Company estimated the fair value of each employee equity award on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	March 31,
	2026	2025
Expected volatility	114.7%	121.2%
Expected term	6 years	6 years
Risk-free interest rate	3.78%	4.13%
Expected dividend yield	—%	—%

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

In addition to assumptions used in the Black-Scholes option-pricing model, the Company accounts for forfeitures of share-based awards as they occur.

Share-Based Compensation Expense

The classification of share-based compensation expense is summarized as follows:

	Three Months Ended		Nine Months Ended
	March 31,
(US$’000)	2026	2025	2026	2025
Research and development	$2,810	$817	$6,346	$1,366
General and administrative	4,782	6,927	13,805	9,951
Total share-based compensation expense	$7,592	$7,744	$20,151	$11,317

As of March 31, 2026, there was $30.6 million of unrecognized share-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan, which is expected to be recognized over a weighted average period of 3.05 years.

10. Income taxes

For the three and nine months ended March 31, 2026, and March 31, 2025, respectively, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

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

The results of the Company’s reportable segment is summarized as follows:

	Three Months Ended		Nine Months Ended
(US$’000)	March 31,
Operating Expenses	2026	2025	2026	2025
Research and development	$6,298	$6,495	$15,502	$15,465
General and administrative	7,284	8,840	21,260	16,466
Other segment items	(1,647)	(834)	(4,025)	(2,819)
Net loss	$(11,935)	$(14,501)	$(32,737)	$(29,112)

Other segment items include foreign currency transaction loss (gain), interest expense (income), net loss (gain) on extinguishment of liabilities, and other expense (income).

13. Related party transactions

During the three and nine months ended March 31, 2026 and March 31, 2025, the Company did not enter into any related party transactions other than as set forth below or equity and other compensation, termination, change in control and other arrangements, which are described or incorporated by reference in Part III of Annual Report on Form 10-K for the year ended June 30, 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and operating results together with our consolidated financial statements and the related notes and other financial information included elsewhere in this document. See also “Special Note Regarding Forward-Looking Statements” immediately prior to Part I, Item 1 in this Quarterly Report on Form 10-Q.

Company Overview

We endeavor to become the leader in discovery, development, and commercialization of therapeutic agents capable of addressing significant unmet medical need via the application of the silence and replace approach to the treatment of genetic disorders.

Benitec Biopharma Inc. (“Benitec” or the “Company” or in the third person, “we” or “our”) is a clinical-stage biotechnology company focused on the advancement of novel genetic medicines with headquarters in Hayward, California. The proprietary platform, called DNA-directed RNA interference, or ddRNAi, combines RNA interference, or RNAi, with gene therapy to create medicines that facilitate sustained silencing of disease-causing genes following a single administration. The unique therapeutic constructs also enable the simultaneous delivery of functional replacement genes, facilitating the proprietary “silence and replace” approach to the treatment of genetically defined diseases. The Company is developing a silence and replace-based therapeutic (BB-301) for the treatment of Oculopharyngeal Muscular Dystrophy ("OPMD"), a chronic, life-threatening genetic disorder.

BB-301 is a silence and replace-based genetic medicine currently under development by Benitec. BB-301 uses DNA-directed RNA interference ("ddRNAi") to simultaneously silence the mutant gene and replace it with a functional gene, potentially providing a permanent solution with a single administration. This fundamental therapeutic approach to disease management is called “silence and replace.” The silence and replace mechanism offers the potential to restore the normative physiology of diseased cells and tissues and to improve treatment outcomes for patients suffering from the chronic, and potentially fatal, effects of OPMD. BB-301 has been granted Orphan Drug Designation in the European Union and Orphan Drug Designation and Fast Track Designation in the United States.

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

ddRNAi is designed to produce permanent silencing of disease-causing genes, by combining RNA interference, or RNAi, with viral delivery agents typically associated with the field of gene therapy (i.e., viral vectors). Modified adeno-associated viral (“AAV”) vectors are employed to deliver genetic constructs which encode short hairpin RNAs that are, then, serially expressed and processed to produce siRNA molecules within the transduced cell for the duration of the life of the target cell. These newly introduced siRNA molecules drive permanent silencing of the expression of the disease-causing gene. The silence and replace approach further bolsters the biological benefits of permanent silencing of disease-causing genes by incorporating multifunctional genetic constructs within the modified AAV vectors to create an AAV-based gene therapy agent that is designed to silence the expression of disease-causing genes (to slow, or halt, the underlying mechanism of disease progression) and to simultaneously replace the mutant genes with normal, functional genes (to drive restoration of function in diseased cells). This fundamentally distinct therapeutic approach to disease management offers the potential to restore the underlying physiology of the treated tissues and, in the process, improve treatment outcomes for patients suffering from the chronic and, potentially, fatal effects of diseases like OPMD.

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

Overview of RNAi and the siRNA Approach

The mutation of a single gene can cause a chronic disease via the resulting intracellular production of a disease-causing protein (i.e., an abnormal form of the protein of interest), and many chronic and/or fatal disorders are known to result from the inappropriate expression of a single gene or multiple genes. In some cases, genetic disorders of this type can be treated exclusively by “silencing” the intracellular production of the disease-causing protein through well-validated biological approaches like RNAi. RNAi employs small nucleic acid molecules to activate an intracellular enzyme complex, and this biological pathway temporarily reduces the production of the disease-causing protein. In the absence of the disease-causing protein, normal cellular function is restored and the chronic disease that initially resulted from the presence of the mutant protein is partially or completely resolved. RNAi is potentially applicable to over 20,000 human genes and a large number of disease-causing microorganism-specific genes.

Figure 1

A small double stranded RNA, or dsRNA, molecule (A, Figure 1), comprising one strand known as the sense strand and another strand known as the antisense strand, which are complementary to each other, is synthesized in the laboratory. These small dsRNAs are called small interfering RNAs, or siRNAs. The sequence of the sense strand corresponds to a short region of the target gene mRNA. The siRNA is delivered to the target cell (B, Figure 1), where a group of enzymes, referred to as the RNA-Induced Silencing Complex, or RISC, process the siRNA (C, Figure 1), where one of the strands (usually the sense strand) is released (D, Figure 1). RISC uses the antisense strand to find the mRNA that has a complementary sequence (E, Figure 1) leading to the cleavage of the target mRNA (F, Figure 1). As a consequence, the output of the mRNA (protein production) does not occur (G, Figure 1). Several companies, including Alnylam Pharmaceuticals Inc., utilize this approach in their RNAi product candidates.

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

The silence and replace approach to the treatment of genetic disorders employs adeno-associated viral (“AAVs”) vectors to deliver genetic constructs which may, after a single administration to the target tissues:

•
Chronically express RNAi molecules inside the target, diseased, cells (to serially silence the intracellular production of mutant, disease-causing, protein and the functional protein of interest);
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

Our Pipeline

The following table sets forth our current product candidate and the development status:

Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy

The Investigational New Drug (IND) application for BB-301 was approved to proceed by the U.S. Food and Drug Administration in June 2023. The first study subject was safely treated in Cohort 1 of the BB-301 Phase 1b/2a clinical trial (NCT06185673) in November 2023. All Cohort 1 subjects have safely completed the 12-month post-BB-301-treatment follow-up period. The first two Cohort 2 subjects have been safely treated. No treatment-related severe adverse events have been observed. BB-301 is the lead investigational gene therapy agent under development by Benitec. BB-301 has been granted Orphan Drug Designation in the European Union and Orphan Drug Designation and Fast Track Designation in the United States, and the key attributes of BB-301 are outlined in Figure 3.

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

There are currently no therapeutic interventions approved for OPMD. BB-301 is the only clinical-stage therapeutic agent in development designed to treat dysphagia in patients with OPMD. Additionally, there are no surgical interventions available to OPMD patients that modify the natural history of the disease, which is principally comprised of chronic deterioration of swallowing function. BB-301 has received Orphan Drug Designation in the European Union and Orphan Drug Designation and Fast Track Designation in the United States and, upon achievement of regulatory approval for BB-301 in these respective jurisdictions, the Orphan Drug Designations would provide commercial exclusivity independent of intellectual property protection. While OPMD is a rare disorder, we believe the commercial opportunity for a safe and efficacious therapeutic agent in this clinical indication exceeds $1 billion over the course of the commercial life of the product.

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

Operational Updates

The key milestones related to the development of BB-301 for the treatment of OPMD, along with other corporate updates, are outlined below:

BB-301 Clinical Development Program Overview:

•
The BB-301 clinical development program is being conducted in the United States, and the primary elements of the program are summarized below.
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

The first study subject was safely treated in Cohort 1 of the BB-301 Phase 1b/2a clinical trial (NCT06185673) in November 2023. All six Cohort 1 subjects have safely completed the 12-month post-BB-301-treatment follow-up period. The first two Cohort 2 subjects have been safely treated with BB-301. No treatment-related severe adverse events have been observed.

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s functional currency and reporting currency is the United States dollar. BBL’s functional currency is the Australian dollar (AUD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity in accumulated other comprehensive income (loss) and the Consolidated Statements of Comprehensive Loss. Other comprehensive income (loss) for all periods presented consists entirely of foreign currency translation gains and losses.

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

We anticipate that our general and administrative expenses may increase as we focus on the continued development of the clinical OPMD program. We also anticipate an increase in expenses relating to accounting, legal and regulatory-related services associated with maintaining compliance with stock exchange listing and SEC requirements, director and officer insurance premiums and other similar costs.

Operating Expenses

The following tables set forth a summary of our expenses for each of the periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(US$’000)
Operating Expenses:
Research and development	$6,298	$6,495	$15,502	$15,465
General and administrative	7,284	8,840	21,260	16,466
Total operating expenses	$13,582	$15,335	$36,762	$31,931

During the three and nine months ended March 31, 2026, we incurred $6.3 million and $15.5 million in research and development expenses, respectively, as compared to $6.5 million and $15.5 million for the comparable period ended March 31, 2025. Research and development expenses relate primarily to ongoing clinical development of BB-301 for the treatment of OPMD. The decrease for the three months ended March 31, 2026 was due to the timing of contract manufacturing activity and the timing of payments for the OPMD Natural History and Dosing study, partially offset by an increase in share based compensation of $2.0 million. In the nine months ended March 31, 2026 and 2025, research and development expense remained flat.

General and administrative expense totaled $7.3 million and $21.3 million for the three and nine months ended March 31, 2026, compared to $8.8 million and $16.5 million for the comparable period ended March 31, 2025. The decrease for the three months ended March 31, 2026 relates primarily to a decrease in share based compensation of $2.1 million, partially offset by increases in salaries and wages of $0.4 million. The increase for the nine months ended March 31, 2026 primarily related to increases in share based compensation of $3.9 million and salaries and wages of $0.8 million.

Other Income (Expense)

The following tables set forth a summary of our other income (loss) for each of the periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(US$’000)
Other Income (Loss):
Foreign currency transaction gain (loss)	$70	$11	$112	$(190)
Interest income, net	1,594	823	3,995	2,250
Other expense, net	(17)	—	(82)	(5)
Gain on extinguishment of liabilities	—	—	—	764
Total other income (loss), net	$1,647	$834	$4,025	$2,819

Other income (loss), net during the three and nine months ended March 31, 2026, consists of foreign currency transaction gain (loss), interest income, net, and other expense, net, totaled $1.6 million and $4.0 million, respectively. Other income (loss), net during the three and nine months ended March 31, 2025, consists of foreign currency transaction gain (loss), interest income, net, gain on extinguishment of liabilities, and other expense, net, totaled $0.8 million and $2.8 million, respectively. Foreign currency transaction gains and losses reflect changes in foreign exchange rates. The increase in net interest income for the three and nine months ended March 31, 2026, in comparison to the three and nine months ended March 31, 2025, reflects the increase in the Company’s cash and cash equivalent balances. Gain on extinguishment of liabilities in the prior period is due to the settlement with a vendor of an outstanding trade payable balance and an accrued clinical development project cost balance totaling $1.3 million for $0.5 million due to a dispute regarding contract performance and deliverables. This settlement resulted in a gain of $0.8 million in the nine months ended March 31, 2025.

Liquidity and Capital Resources

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $261 million as of March 31, 2026. We expect that our research and development expenses will increase due to the continued development of the OPMD program.

As of March 31, 2026, we do not have outstanding borrowings or credit facilities.

As of March 31, 2026, the Company has issued warrants allowing holders to purchase 20,080,001 shares of Common Stock, consisting of the following:

	March 31, 2026	June 30, 2025
September 2022 Pre-Funded Warrants to purchase Common Stock	588,236	588,236
Series 2 Warrants to purchase Common Stock	37,745	101,537
August 2023 Pre-Funded Warrants to purchase Common Stock	12,179,739	12,179,739
Common Warrants to purchase Common Stock	4,971,721	5,071,148
April 2024 Pre-Funded Warrants to purchase Common Stock	2,002,560	2,202,836
March 2025 Pre-Funded Warrants to purchase Common Stock	300,000	300,000
Total	20,080,001	20,443,496

As of March 31, 2026, we had cash and cash equivalents of approximately $184.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts.

On October 11, 2024, we entered into the Sales Agreement disclosed above which provides for the sale of up to $75 million of our common stock from time-to-time in “at-the-market offerings”.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	Nine Months Ended
	March 31,
	2026	2025
	(US$’000)
Net cash provided by (used in):
Operating activities	$(11,579)	$(15,375)
Investing activities	(26)	(18)
Financing activities	98,736	67,741
Effects of exchange rate changes on cash and cash equivalents	(113)	169
Net increase in cash, cash equivalents, and restricted cash	$87,018	$52,517

Operating activities

Net cash used in operating activities for the nine months ended March 31, 2026 and 2025 was $11.6 million and $15.4 million, respectively. Net cash used in operating activities was primarily the result of our net loss, partially offset by non-cash expenses, and changes in working capital primarily in trade and other payables.

Investing activities

Net cash used in investing activities nine months ended March 31, 2026 and 2025 was $26 thousand and $18 thousand, respectively.

Financing activities

Net cash provided by financing activities was $98.7 million and $67.7 million for the nine months ended March 31, 2026 and 2025, respectively. The financing activities for the nine months ended March 31, 2026 primarily related to the issuance of common stock with gross proceeds of $104.5 million and from the exercise of common stock warrants with gross proceeds of $0.5 million, offset by $6.3 million in share issuance costs. Cash from financing activities in the nine months ended March 31, 2025 was related to the issuance of common stock with gross proceeds of $30.5 million and issuance of common stock from the exercise of Series 2 warrants and common stock warrants with gross proceeds of $39.5 million, offset by $2.2 million in share issuance costs.

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

Contractual Obligations and Commercial Commitments

On October 1, 2016, the Company entered into an operating lease for office space in Hayward, California with multiple amendments extending the lease through December 2027. The Company also entered into a lease in Los Angeles, California for office space with an initial expiration date in July 2026. The Company entered into a lease amendment for the Los Angeles office that extended the lease through January 2028. See Note 8 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2025. Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America and provide a meaningful presentation of the Company’s financial condition and results of operations.

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

Item  4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this Report we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on this evaluation, we reported a material weakness in our internal control over financial reporting further described in Management’s Report on Internal Control Over Financial Reporting in Item 9A of our Form 10-K for the fiscal year ended June 30, 2025 relating to inadequate design and implementation of controls over our share-based compensation calculation review process; specifically, we did not design and/or implement process level controls to ensure all inputs used in share-based compensation expense calculations are complete and accurate, including review of the vesting allocation method applied by the equity system.

Our principal executive officer and principal financial officer concluded that as of June 30, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. See “Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting” below. Our principal executive officer and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Throughout the fiscal quarters ended September 30, 2025 and December 31, 2025, under the oversight of the audit committee, our management has designed and implemented new or enhanced internal control procedures, which we believe both address the identified material weakness and strengthen our overall financial control environment. Specifically, we have updated the equity system’s default vesting allocation method configuration and have established enhancements to our quarterly share-based compensation review process to identify and verify all relevant inputs of the share-based compensation expense calculation, including review over the completeness and accuracy of the vesting allocation method applied by the equity system.

Our management has completed the implementation of significant enhancements to our procedures and newly implemented controls. Based on these procedures and results of our testing of the implemented controls, we believe that the previously reported material weakness related to the inadequate design and implementation of controls over our share-based compensation calculation review process has been remediated as of December 31, 2025. However, completion of remediation procedures for this material weakness does not provide assurance that our modified controls will continue to operate properly or that our financial statements will be free from error.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended March 31, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Benitec Biopharma Inc.

Dated: May 14, 2026	/s/ Jerel Banks
Dr. Jerel Banks
Executive Chairman and Chief Executive Officer
(principal executive officer)

/s/ Megan Boston
Megan Boston
Chief Financial Officer and Secretary (principal financial and accounting officer)