Form 10-K
period 2026-06-30
Benitec Biopharma Inc.
filed 2026-09-14
CIK 1808898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2026

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “a smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates, based upon the closing price of the Registrant’s securities on the Nasdaq Capital Market of $13.47 on December 31, 2025 was approximately $143,056,721.

There were 34,882,726 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding on September 4, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement (“Proxy Statement”) to be filed with the Securities and Exchange Commission (“SEC”) pursuant to Regulation 14A in connection with the Registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the SEC not later than 120 days following the end of the Registrant’s fiscal year ended June 30, 2026.

BENITEC BIOPHARMA INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Annual Report, regarding our strategy, future operations, development of BB-301 and other medicines, preclinical and clinical trial data, financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” or the negative of these terms, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These risks, uncertainties and factors include:

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
•
reliance on third-party manufacturers and suppliers, and the risks associated with manufacturing complexity, supply interruptions, and compliance with current good manufacturing practices;
•
sales, marketing, and distribution requirements for our product candidates;
•
greater than expected expenses, including expenses relating to litigation or strategic activities;
•
our incurrence of significant losses and the uncertainty of our ability to achieve or sustain profitability or generate any revenue;
•
our ability to satisfy our capital needs through increasing revenue and obtaining additional financing;

•
the impact of local, regional, national and international economic conditions and events, including geopolitical instability, and risks associated with conducting business and seeking regulatory approvals in international markets;
•
our ability to attract and retain key management, scientific, and technical personnel;
•
cyber-security threats and vulnerabilities in our and our third parties' information technology systems;
•
the impact of legislative and regulatory reforms affecting drug pricing and reimbursement, including Medicare drug-price negotiation and government pricing frameworks;
•
potential product liability claims arising from the use of our product candidates in clinical trials or following any future marketing approval;
•
physicians, patients, third-party payers, or others in the medical community may not be receptive to our product candidates, and we may not generate any future revenue from the sale or licensing of our product candidates; and
•
disruptions to U.S. government agency operations, including FDA staffing changes.

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

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report or on the date thereof. Except as required by law, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

INDUSTRY AND MARKET DATA

This Annual Report includes information with respect to market and industry information from third-party sources or based upon estimates using such sources when available. We believe that such information and estimates are reasonable and reliable. We also believe the information extracted from publications of third-party sources has been accurately reproduced. However, we have not independently verified any of the data from third-party sources. Similarly, our internal research is based upon our understanding of industry conditions, and such information has not been verified by any independent sources.

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

Item 1. Business.

Company Overview

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

BB-301 is an AAV-based gene therapy designed to permanently silence the expression of the disease-causing gene (to slow, or halt, the biological mechanisms underlying disease progression in OPMD) and to simultaneously replace the mutant gene with a functional gene (to drive restoration of function in diseased cells). This fundamental therapeutic approach to disease management is called “silence and replace.” The silence and replace mechanism offers the potential to restore the normative physiology of diseased cells and tissues and to improve treatment outcomes for patients suffering from the chronic, and potentially fatal, effects of OPMD. BB-301 has been granted Orphan Drug Designation and Fast Track Designation in the United States and Orphan Drug Designation in the European Union.

We believe that this novel mechanistic profile of the current and future investigational agents developed by Benitec could facilitate the achievement of robust and durable clinical activity while greatly reducing the frequency of drug administration traditionally expected for medicines employed for the management of chronic diseases. Additionally, the achievement of permanent gene silencing and gene replacement may significantly reduce the risk of patient non-compliance during the course of medical management of potentially fatal clinical disorders. We will require additional financing to progress our product candidates through future inflection points.

Our proprietary technology platform is designated as DNA-directed RNA interference, or “ddRNAi”, and “silence and replace.” ddRNAi is designed to produce permanent silencing of disease-causing genes, by combining RNA interference, or RNAi, with viral delivery agents typically associated with the field of gene therapy (i.e., viral vectors). Modified AAV vectors are employed to deliver genetic constructs which encode short hairpin RNAs that are, then, serially expressed and processed to produce siRNA molecules within the transduced cell for the duration of the life of the target cell. These newly introduced siRNA molecules drive permanent silencing of the expression of the mutant gene. The silence and replace approach further bolsters the biological benefits of permanent silencing of disease-causing genes by incorporating multifunctional genetic constructs within the modified AAV vectors to create an AAV-based gene therapy agent that is designed to silence the expression of disease-causing genes (to slow, or halt, the underlying mechanism of disease progression) and to simultaneously replace the mutant genes with normal, functional genes.

Overview of RNAi and the siRNA Approach

RNA interference ("RNAi") is a biological mechanism that employs small nucleic acid molecules, called small interfering RNAs ("siRNAs"), to temporarily silence the expression of disease-causing genes. While several companies have demonstrated clinical efficacy using siRNA-based approaches, these approaches have a number of key limitations, including the need for repeat dosing to maintain efficacy, unstable therapeutic concentrations over time, long-term patient compliance challenges, potential adverse immune responses, and the inability to simultaneously replace defective genes with normally functioning genes. Our proprietary silence and replace technology is designed to overcome these limitations by combining permanent gene silencing with functional gene replacement following a single administration.

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

Our silence and replace technology utilizes proprietary DNA expression cassettes to foster continuous production of gene silencing shRNAs and wild type proteins (via expression of the wild type transgene). A range of viral and non-viral gene therapy vectors can be used to deliver the DNA construct into the nucleus of the target cell and, upon delivery, shRNA molecules are expressed and subsequently processed by intracellular enzymes into siRNA molecules that silence the expression of the mutant, disease-causing protein.

In the silence and replace approach:

•
A DNA construct is delivered to the nucleus of the target cell by a gene therapy vector such as an AAV vector;
•
Once inside of the nucleus, the DNA construct drives the continuous production of shRNA molecules which are processed by an enzyme called Dicer into siRNAs;
•
The processed siRNA is incorporated into RISC and silences the target gene; and
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

Our Pipeline

The following table sets forth our current product candidate and the development status:

Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy

The Investigational New Drug (IND) application for BB-301 was approved to proceed by the U.S. Food and Drug Administration in June 2023. The first study subject was safely treated in the BB-301 Phase 1b/2a clinical trial (NCT06185673) in November 2023. All Cohort 1 subjects have safely completed the 12-month post-BB-301-treatment follow-up period. The Company has currently treated three subjects in Cohort 2. BB-301 is the lead investigational gene therapy agent under development by Benitec, and the key attributes of BB-301 are outlined in Figure 1.

Figure 1

No therapeutic agents are approved for the treatment of OPMD. Additionally, there are no surgical interventions available to OPMD patients that modify the natural history of the disease, which is principally comprised of chronic deterioration of the swallowing function. BB-301 has received Orphan Drug Designation and Fast Track Designation in the United States and Orphan Drug Designation in the European Union and, upon achievement of regulatory approval for BB-301 in these respective jurisdictions, the

Orphan Drug Designations would provide commercial exclusivity independent of intellectual property protection. While OPMD is a rare medical disorder, we believe the commercial opportunity for a safe and efficacious therapeutic agent in this clinical indication exceeds $1 billion over the course of the commercial life of the product.

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

BB-301—Design and Mechanism of Action

BB-301 is designed to target two distinct regions of the PABPN1 mRNA to accomplish gene silencing via the concomitant expression of two distinct shmiRs from a single DNA construct (Figure 2). BB-301 is also engineered to drive the simultaneous expression of a codon-optimized, siRNA-resistant, version of the wild type PABPN1 gene (Figure 2).

Figure 2

BB-301 Design and Mechanism of Action

BB-301 *
AAV9-PL
ITR
Muscle Specific Promoter
coPABPN1
shmiR-17
shmiR-13
ITR
Replace
Silence
coPABPN1 is insensitive to shRNA
Restoration of functional PABPN1
G S G P G R R R H L V P G A G G E
Wild type Sequence
ggctccggccggggcggcggcgccatcttgtgcccgggccggtggggag
Codon Optimized Sequence
ggcAGcggCccTggCAgAcggcgGcatctGgtCccTggCgccggAggggag
G S G P G R R R H L V P G A G G E

Summary of the Key Regulatory Interactions:

•
In June 2023 the U.S. Food and Drug Administration ("FDA") cleared the Investigational New Drug (IND) application for BB-301 which allowed dosing of BB-301 to begin for OPMD subjects that are eligible for enrollment into the Phase 1b/2a treatment study (NCT06185673) described below.
•
A Type C meeting was held with the FDA in the third quarter of 2026 (calendar year) to discuss the BB-301 pivotal study design.

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

ddRNAi-based treatment for OPMD

Benitec’s patent portfolio for OPMD includes four active patent families relating to shRNA and shmiRs targeting PABPN1 (the causative gene for OPMD), "silence and replace" therapeutics and treatment strategies for OPMD, as well as interoperative delivery methods and delivery devices for use in such treatment strategies. These four families cover: (i) the individual shmiRs comprised within the OPMD therapeutic candidate, BB-301, under development at Benitec, (ii) the "silence and replace" construct within

BB-301, (iii) treatment strategies for OPMD that silence PABPN1 which is causative for OPMD and replace with functional PABPN1, (iv) Benitec’s proprietary AAV vector for delivery of BB-301, (v) Benitec’s proprietary injection needle for delivery of BB-301 to the pharyngeal muscle of OPMD patients, (vi) pre-filled multi-injection devices used for delivery of BB-301, and (vii) an interoperative method to enable delivery of BB-301 to the pharyngeal muscle of OPMD patients. In this regard, BB-301 is a "silence and replace" construct encoding two shmiRs targeting the endogenous PABPN1 (including variants causative of OPMD) internally designated shmiR-13 and shmiR-17, as well as a codon-optimized PABPN1 replacement construct, the transcript of which is not targeted by shmiR-13 and shmiR-17. Both shmiRs and the codon-optimized PABPN1 replacement construct are under the control of a muscle-specific promoter and packaged within an AAV9 vector with a modified capsid protein. BB-301 is administered to the pharyngeal muscle via an interoperative method using a proprietary injection needle design for optimized delivery. Multi-injection delivery devices fitted with the proprietary injection needle and pre-filled with appropriate dosage volumes of BB-301 have been developed for delivery of BB-301 to the pharyngeal muscle of affected subjects via the intraoperative method.

The first patent family, entitled “Reagents for treatment of oculopharyngeal muscular dystrophy (OPMD) and use thereof (OPMD family #1)”, arose out of a collaboration with Royal Holloway University of London (RHUL) and relates to three shRNA target regions within PABPN1. RHUL assigned its ownership interests in this patent family to Benitec, and the PCT application and the related U.S. priority document were filed solely in the name of Benitec. This patent family is directed to RNAi agents targeting specific regions within mutant PABPN1 variants causative of OPMD, as well as use of those RNAi agents in combination with PABPN1 replacement constructs to treat OPMD. More specifically, this family includes claims covering shmiR17 of BB-301. This patent family entered the national/regional phase in October/November 2018.

The second patent family, entitled “Reagents for treatment of oculopharyngeal muscular dystrophy (OPMD) and use thereof (OPMD family #2)” relates to a second set of target regions within PABPN1, as well as the "silence and replace" construct BB-301 under development at Benitec. The PCT application and the related U.S. priority document were filed solely in the name of Benitec, and this family entered the national/regional phase in June/July 2019. This patent family is directed to RNAi agents targeting specific regions within mutant PABPN1 variants causative of OPMD, as well as "silence and replace" constructs and use of the same for treatment of OPMD. More specifically, this family includes claims covering shmiR13 and shmiR17 of BB-301 separately and in combination, as well as the full BB-301 "silence and replacement" construct. In certain jurisdictions, claims also cover shmiR16.

A third patent family, entitled “Methods for Treating Oculopharyngeal Muscular Dystrophy (OPMD) (OPMD family #3)” was filed by Benitec’s former licensee, Axovant Therapeutics, on Benitec’s behalf to pursue claims which are broadly directed to the ‘silence and replace’ treatment concept for OPMD, relying on RNAi agents to knockdown PABPN1 and replacement with functional PABPN1 which is not targeted by the RNAi agents. The claims in this application are not limited to the regions targeted by BB-301. The PCT application and the related U.S. priority document were filed solely in the name of Benitec, and this family entered the national/regional phase in April/May 2021. While a number of patent applications remain pending, OPMD family #3 has been passively abandoned in line with Benitec’s evolving IP strategy for the OPMD program. As such, OPMD family #3 is no longer considered an active patent family for the OPMD program.

A fourth patent family, entitled “Methods for Treating Oculopharyngeal Muscular Dystrophy (OPMD) (OPMD family #4)” has been filed to specifically claim the OPMD therapeutic candidate developed by Benitec, BB-301, encompassing the "silence and replace" construct (described herein) packaged with Benitec’s proprietary AAV9 vector having a modified phospholipase (PLA2) domain within its capsid (See “AAV with modified phospholiphase domain” below). his PCT application and the related U.S. priority document were filed solely in the name of Benitec, and this family entered the national/regional phase in August/September 2022.

A fifth patent family, entitled “Device and methods for administering a therapeutic composition to the pharyngeal muscle (OPMD family #5)” has been filed to capture (i) the interoperative delivery method developed by Benitec for administration of BB-301 to the pharyngeal muscle, (ii) the proprietary needle developed by Benitec for use in the interoperative delivery method, (iii) multi-injection devices fitted with Benitec’s proprietary needle and pre-filled with BB-301, and (iv) sets of the multi-injection devices suitable for treatment of a single patient. This patent family includes supporting preliminary clinical data generated for the first two patients participating in the Phase 2a clinical trial (the results of which are described herein). The PCT application, and both the PCT application and the related U.S. priority document were filed solely in the name of Benitec, and the family entered the national/regional phase in December 2025/January 2026.

AAV with modified phospholipase domain

The Benitec patent portfolio also includes a single patent family, entitled “Adeno-associated virus (AAV) with modified phospholipase domain,” which relates to an AAV having a modified phospholipase (PLA2) domain in the capsid. The modified AAV will be used as the delivery system for the OPMD therapeutic, BB-301. The PCT application and the related U.S. priority document were filed solely in the name of Benitec, and this family entered the national/regional phase in February/March 2021.

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

Laws and Regulations Regarding Patent Terms

The term of individual patents depends upon the legal terms of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional (or "complete") patent application. In the United States, a patent term may be shortened if a patent is terminally disclaimed over another patent owned by the same assignee. A patent’s term may also be lengthened by a patent term adjustment (PTA), which compensates a patentee for administrative delays by the USPTO in granting a patent. However, calculation of PTA also takes into account delays by the patentee during patent prosecution, which may partially or completely offset any additional term accorded to account for delays by the USPTO. The patent term of a European patent is 20 years from its complete filing date, which, unlike in the United States, is not subject to patent term adjustments due to delays by the European Patent Office (EPO) or patentee during prosecution.

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

Trademarks

Our trademarks include registrations for company branding and product names for our pipeline in development. The trademarks that we use in connection with our business include the following:

Country or Territory	Trademark (program)	Application or Registration number	Status
USA	BENITEC BIOPHARMA	4636053	Registered
USA	SILENCING GENES FOR LIFE	50015912	Pending
Australia	SILENCING GENES FOR LIFE BENITEC	1448041	Registered
Australia	BIOPHARMA	1448046	Registered
Australia	BENITEC-logo	1448052	Registered
International Bureau (WIPO) - designating EU; UK and US	GIVING DISEASE THE SILENT TREATMENT	1389399	Registered
USA	BENITEC	50016174	Pending
European Union	BENITEC	19399575	Accepted
Australia	BENITEC	1728797	Registered
Australia	BENITEC	1103049	Registered
Australia	GIVING DISEASE THE SILENT TREATMENT	1851660	Registered
United Kingdom	BENITEC	3238275	Registered

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

Government Regulation

As a clinical-based biotechnology company developing biological products, we and our product candidates are subject to extensive regulation by the U.S. Food and Drug Administration, or the FDA, and other federal, state, and local regulatory agencies. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, the Public Health Service Act, or PHS Act, and their implementing regulations set forth, among other things, requirements for the research, testing, development, manufacture, quality control, safety, effectiveness, approval, labeling, storage, record keeping, reporting, distribution, import, export, advertising and promotion of biological products. A failure to comply with any applicable requirements during the product development, approval, or post-approval periods, may lead to administrative or judicial sanctions. These sanctions could include the imposition by the FDA or an IRB, of a suspension on clinical trials, refusal to approve pending marketing applications or supplements, withdrawal of approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution.

Although the discussion below focuses on regulation in the United States, we anticipate seeking approval for the testing and marketing of our products in other countries. Generally, our activities in other countries will be subject to regulations that are similar in nature and scope as those imposed in the United States, although there can be important differences. In the European Union, gene therapy products are classified as advanced therapy medicinal products, or ATMPs, and marketing authorization is available only through the centralized procedure administered by the European Medicines Agency, or EMA, under Regulation (EC) No 1394/2007 and Regulation (EC) No 726/2004.

Government regulation may delay or prevent testing or marketing of our product and candidates and impose costly procedures upon our activities.

Government Regulation in the United States

The FDA has provided guidance for the development of gene therapy products. Review of gene therapy products is conducted by the Office of Therapeutic Products, or OTP, within the Center for Biologics Evaluation and Research (CBER). OTP was established in 2023 as a "super office" succeeding the former Office of Tissues and Advanced Therapies. The FDA may also convene an advisory committee to obtain outside expert advice on applications for novel products, including gene therapy products. In addition, the FDA has issued a growing body of clinical guidelines, chemical, manufacturing and control, or CMC, guidelines, regenerative medicine guidelines and other guidelines, all of which are intended to facilitate industry’s development of gene therapy products.

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
•
submission of an investigational new drug, or IND, application which must become effective before human clinical trials may begin;
•
adequate and well-controlled human clinical trials according to good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information to establish the safety and efficacy of the investigational product for each targeted indication;
•
submission of a biologics license application, or BLA, to the FDA;
•
FDA’s pre-approval inspection of manufacturing facilities to assess compliance with current good manufacturing practices, or cGMPs, and, if applicable, the FDA’s good tissue practices, or GTPs, for the use of human cellular and tissue products to prevent the introduction, transmission, or spread of communicable diseases;
•
FDA’s audit of clinical trial sites that generated data in support of the BLA; and
•
FDA approval of a BLA, which must occur before a product can be marketed or sold.

Product Development Process

Before testing any biologic in humans, the product candidate enters the nonclinical, or preclinical, testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity, and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of nonclinical tests intended to support an IND must comply with GLPs.

Research involving recombinant or synthetic nucleic acid molecules that is conducted at or sponsored by an institution receiving National Institutes of Health, or NIH, funding for such research is subject to the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, which require review and approval by the institution's institutional biosafety committee, or IBC. Effective April 2019, the NIH Guidelines were amended to eliminate the requirement that human gene transfer protocols be registered with, and reviewed by, the NIH Office of Science Policy, or OSP, and the former Recombinant DNA Advisory Committee. Institutional IBC review obligations continue to apply.

The Company submits the results of the nonclinical testing, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical protocol, to the FDA in an IND, which is a request for authorization from the FDA to administer an investigational product to humans. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial and places the clinical trial on a clinical hold. In such case, the IND sponsor must resolve any outstanding concerns with the FDA before the clinical trial may begin. An IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site, and the informed written consent of each participating subject is required in a form and content approved by the IRB. If the site has an IBC, it may also have to review and approve the proposed clinical trial. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

The clinical investigation of an investigational product is generally divided into three phases, which may overlap or be combined:

Phase 1 trials are the initial introduction of the investigational product into humans and are principally directed to safety, tolerability and pharmacologic activity; Phase 2 trials evaluate effectiveness in patients with the disease under study and refine dosing; and Phase 3 trials are conducted in an expanded patient population to further evaluate effectiveness and safety and to provide an adequate basis for approval. To obtain a BLA approval, a sponsor must demonstrate that the product is safe, pure and potent, which includes a showing of substantial evidence of effectiveness. The FDA has stated that substantial evidence may be established by one adequate and well-controlled clinical investigation plus confirmatory evidence, and that flexibility in the quantity and type of evidence may be appropriate for products intended to treat rare diseases and for gene therapy products, for which large or replicate trials may not be feasible.

Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events; any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. The FDA recommends that sponsors of gene therapy products conduct long-term follow-up observation of trial subjects for delayed adverse events, with the recommended duration depending on the vector system and the persistence of the genetic material. The FDA has recommended long-term follow-up of up to 15 years for products with integrating vectors or genome-editing components, and a shorter observation period, generally up to five years, for products using vectors such as adeno-associated virus vectors that are not expected to integrate into the host genome.

The FDA may place a clinical hold and order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. In some cases, clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor, referred to as a data safety monitoring board, or DSMB, which reviews interim data and advises whether a trial may proceed. These decisions are based on the limited access to data from the ongoing trial. The suspension or termination of a clinical trial can occur during any phase of clinical trials if it is determined that the participants or patients are being exposed to an unacceptable health risk. In addition, there are requirements for the registration of ongoing clinical trials of drugs and biologics on public registries and the disclosure of certain information pertaining to the trials as well as clinical trial results after completion.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed investigational product information is submitted to the FDA in the form of a BLA for a biologic to request marketing approval for the product in specified indications.

Biologics License Application Approval Process

In order to obtain approval to market a biologic in the United States, a BLA must be submitted to the FDA that provides data from nonclinical studies and clinical trials and manufacturing information establishing to the FDA’s satisfaction the safety, purity, and potency or efficacy of the investigational product for the proposed indication. The BLA must be accompanied by a substantial user fee payment unless a waiver or exemption applies. The FDA has 60 days from receipt of a BLA to determine whether the application is sufficiently complete to be accepted for filing, and thereafter conducts a substantive review that includes an assessment of the manufacturing facilities for cGMP compliance.

The FDA may require a risk evaluation and mitigation strategy, or REMS, as a condition of approval if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks.

After the FDA completes its initial review of a BLA, it will either license the product or issue a complete response letter describing the deficiencies that must be addressed before the application can be approved.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product candidate intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product candidate. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. We have received orphan drug designation for BB-301 in the United States and the European Union.

If a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication than the one for which the orphan product has exclusivity. Orphan drug exclusivity held by a third party could also block approval of one of our product candidates. Orphan drug status in the European Union has similar, but not identical, benefits.

Expedited Development and Review Programs

The FDA administers several programs intended to expedite the development or review of products that treat serious or life-threatening conditions and address unmet medical needs, including fast track designation, breakthrough therapy designation, priority review and accelerated approval. Fast track, breakthrough therapy and priority review may shorten development or review timelines but do not change the standards for approval; accelerated approval permits approval based on an effect on a surrogate or intermediate clinical endpoint reasonably likely to predict clinical benefit, subject to required confirmatory trials and expedited withdrawal procedures.

Section 3033 of the 21st Century Cures Act, enacted in December 2016, created the regenerative medicine advanced therapy, or RMAT, designation, codified at Section 506(g) of the FDC Act. A product is eligible for RMAT designation if it is a regenerative medicine therapy, including a gene therapy intended to durably modify the expression of a gene, that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for that condition. RMAT designation provides the sponsor with increased interaction with the FDA, including early interactions to discuss potential surrogate or intermediate endpoints, comparable to the interactions available for breakthrough therapy designated products, and makes the product eligible for priority review and accelerated approval if the applicable criteria are met.

We have received fast track designation for BB-301, but we have not obtained RMAT or breakthrough therapy designation for BB-301. We have not sought a rare pediatric disease priority review voucher for BB-301.

Expanded Access and Right to Try

Under Section 561 of the FDC Act and 21 C.F.R. Part 312, Subpart I, individual patients, intermediate-size patient populations and larger populations may seek access to investigational products outside of clinical trials. Section 3032 of the 21st Century Cures Act requires sponsors of investigational products for serious diseases to make publicly available their policy for evaluating and responding to expanded access requests. Separately, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 provides an alternative pathway under which eligible patients may obtain access to certain investigational products that have completed a Phase 1 trial, without FDA authorization or IRB review.

User Fee Programs

Under the Prescription Drug User Fee Act, as most recently reauthorized by the FDA User Fee Reauthorization Act of 2022, the FDA assesses annual program fees for approved products and application fees for BLAs, and establishes performance goals for the review of applications. Under the FDA’s current performance goals, the agency seeks to review and act on standard original BLAs within ten months, and priority original BLAs within six months, in each case from the 60-day filing date. The FDC Act provides for waivers of the application fee in specified circumstances, including for the first human drug application submitted by a qualifying small business that has no approved product.

FDA Additional Requirements and Post-Approval Requirements

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 clinical trials may be made a condition to be satisfied for continuing drug and biologic approval.

Even if a product candidate receives regulatory approval, the approval may be limited to specific indications, patient populations and dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or a REMS, restrictions on distribution, or post-marketing study requirements.

Any products manufactured or distributed by us or on our behalf pursuant to FDA approvals would be subject to continuing regulation by the FDA, including requirements for record-keeping, reporting of adverse experiences with the biologic or drug, and submitting biological product deviation reports to notify the FDA of unanticipated changes in distributed products. Manufacturers are required to register their facilities with the FDA and certain state agencies and are subject to periodic announced or unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements. We rely, and expect to continue to rely, entirely on third parties for the manufacture of BB-301, and those third parties are subject to these requirements. The Drug Supply Chain Security Act, or DSCSA, enacted in November 2013 as Title II of the Drug Quality and Security Act, or DQSA, establishes requirements for tracing prescription drug products, including certain biological products, through the pharmaceutical distribution supply chain. The DSCSA’s enhanced electronic, interoperable product tracing requirements took effect for supply chain trading partners following a phased implementation period. These requirements would apply to us only if and when we have an approved product that is distributed in the United States. Noncompliance with cGMP or other requirements can result in issuance of warning or untitled letters, civil and criminal penalties, seizures, and injunctive action.

The FDA and other federal and state agencies closely regulate the labeling, marketing and promotion of drugs and biologics. The Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state authorities enforce restrictions on the promotion of drugs and biologics, including through the federal civil False Claims Act and the federal Anti-Kickback Statute. While doctors are free to prescribe any product approved by the FDA for any use, a company can only make claims relating to safety and efficacy of a product that are consistent with FDA approval, and the company is allowed to market a product only for the particular use and treatment approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning or untitled letters, corrective advertising, injunctions, potential civil and criminal penalties, criminal prosecution, and agreements with governmental agencies that materially restrict the manner in which a company promotes or distributes products.

Manufacturing of AAV-Based Gene Therapy Products

Gene therapy products are subject to product-specific chemistry, manufacturing and controls requirements in addition to general cGMP requirements. The FDA’s January 2020 guidance “Chemistry, Manufacturing, and Control (CMC) Information for Human Gene Therapy Investigational New Drug Applications” addresses vector characterization, lot release testing, and control of viral vector manufacturing processes, and 21 C.F.R. Part 610 requires that licensed biological products meet standards for potency, purity, identity and safety. The FDA has issued guidance addressing potency assurance for cellular and gene therapy products and manufacturing changes and comparability for human cellular and gene therapy products, which address the analytical and, where necessary, clinical evidence used to demonstrate that product manufactured after a process or site change is comparable to product used in earlier clinical studies. We depend entirely on third parties for the manufacture of BB-301, and those third parties are responsible for compliance with these requirements at the facilities they operate.

Patent Term Restoration and Marketing Exclusivity

Depending on the timing, duration and specifics of FDA marketing approval of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s FDA marketing approval date. Only one patent applicable to an approved biological is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent and within sixty days of the FDA issuing an approval of the biological product. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. A number of our patents issued in countries outside the U.S. (including but not limited to, the European Union, United Kingdom, Japan, Australia, Canada, China, South Korea, Israel and Singapore) may also be eligible for limited patent term extension under analogous provisions, although the availability, duration and scope of any such extension will depend on the applicable laws and regulatory approval pathway in the relevant jurisdiction.

The Biologics Price Competition and Innovation Act of 2009, which was included within the Patient Protection and Affordable Care Act, created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an

FDA-licensed reference biological product, and grants a reference biologic twelve years of exclusivity from the time of first licensure, during the first four years of which an application under the abbreviated pathway may not be submitted.

Pediatric exclusivity provides an additional six months of exclusivity attached to any existing marketing exclusivity or listed patent protection, granted upon completion of a pediatric study in accordance with an FDA-issued written request. Requirements to conduct pediatric assessments under the Pediatric Research Equity Act do not apply to applications for products with orphan drug designation for the designated indication.

Government Regulation Outside the United States

In addition to regulations in the United States, we expect to be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

In the European Union, clinical trials are governed by Regulation (EU) No 536/2014, the Clinical Trials Regulation, or CTR, which became applicable on January 31, 2022 and replaced Directive 2001/20/EC. Under the CTR, a sponsor submits a single clinical trial application, or CTA, through the Clinical Trials Information System, or CTIS, identifying the member states in which the trial is to be conducted; the member states conduct a coordinated assessment of the scientific and general aspects of the application, while each member state separately assesses national and ethical aspects, including ethics committee review. Trials authorized under the prior Directive were required to transition to the CTR by January 31, 2025. Clinical trials in all cases are conducted in accordance with good clinical practices and the ethical principles that have their origin in the Declaration of Helsinki.

Because AAV-based gene therapy products contain or consist of genetically modified organisms, clinical trials with such products in the European Union are also subject to national implementations of the European Union’s deliberate release and contained use legislation, Directive 2001/18/EC and Directive 2009/41/EC, which impose environmental risk assessment and authorization requirements that are applied differently across member states.

Following the withdrawal of the United Kingdom from the European Union, the CTR and CTIS do not apply in Great Britain. Clinical trials in the United Kingdom require authorization from the Medicines and Healthcare products Regulatory Agency, or MHRA, and a favorable opinion from a research ethics committee, and marketing authorizations for Great Britain are granted by the MHRA rather than the European Commission. Separate arrangements apply in Northern Ireland under the Windsor Framework.

To obtain regulatory approval of a biological product under European Union regulatory systems, we must submit a marketing authorization application to the EMA under the centralized procedure, which is mandatory for ATMPs. Upon receiving marketing authorization, a new medicinal product generally receives eight years of data exclusivity and an additional two years of market exclusivity, extendable by one additional year if the marketing authorization holder obtains an authorization during the initial eight-year period for one or more new indications demonstrating significant clinical benefit over existing therapies.

Orphan drugs in the European Union are eligible for 10-year market exclusivity, which may be reduced to six years if at the end of the fifth year the product no longer meets the criteria for orphan designation. Market exclusivity does not prevent authorization of a similar product in limited circumstances specified in Regulation (EC) No 141/2000. We have received orphan designation for BB-301 in the European Union. In April 2023 the European Commission proposed a comprehensive revision of the European Union's general pharmaceutical legislation that would, among other things, modify the duration and structure of regulatory data protection, market protection and orphan market exclusivity. That proposal has not been adopted in final form, and the periods described above remain those provided under the currently applicable legislation.

Other Healthcare Laws

Our business activities, including our arrangements with investigators, clinical trial sites, consultants and third-party manufacturers, are subject to healthcare fraud and abuse laws. These include the federal Anti-Kickback Statute, 42 U.S.C. Section 1320a-7b(b), which prohibits knowingly and willfully soliciting, offering, receiving or providing remuneration to induce or reward referrals of, or the purchase, order or recommendation of, items or services reimbursable under a federal healthcare program; the federal civil False Claims Act, 31 U.S.C. Sections 3729-3733, which prohibits knowingly presenting or causing to be presented false or fraudulent claims for payment and permits qui tam actions by private persons; the federal civil monetary penalties laws; the federal criminal healthcare fraud statutes enacted as part of the Health Insurance Portability and Accountability Act of 1996, or HIPAA; and the federal Physician Payments Sunshine Act, 42 U.S.C. Section 1320a-7h, which requires applicable manufacturers of covered drugs, devices, biologicals and medical supplies to report annually payments and other transfers of value to covered recipients. Analogous state laws, including state anti-kickback, false claims, marketing disclosure and transparency laws, may also apply, and certain of these state laws apply regardless of payor. Because we have no approved products and no commercial operations, many of these requirements would apply to us principally upon and following any marketing approval and commercialization, although the Anti-Kickback Statute and False Claims Act may apply to research and pre-commercial arrangements.

Data Privacy and Security

We are subject to laws governing the privacy and security of personal information, including health information collected in clinical trials. In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes privacy, security and breach notification obligations on covered entities and their business associates, and the Federal Policy for the Protection of Human Subjects and FDA informed consent regulations govern the use of subject information in research. Numerous states have enacted comprehensive consumer privacy laws, including the California Consumer Privacy Act as amended by the California Privacy Rights Act, and certain states have enacted laws directed specifically at consumer health data. In the European Union, the General Data Protection Regulation, Regulation (EU) 2016/679, and in the United Kingdom, the UK General Data Protection Regulation and the Data Protection Act 2018, impose requirements on the processing of personal data, including health data, and restrict transfers of personal data to countries outside those jurisdictions absent an adequacy decision or another lawful transfer mechanism such as standard contractual clauses. Failure to comply with these requirements can result in significant administrative fines and other enforcement action.

Pharmaceutical Coverage, Pricing and Reimbursement

Sales of our products, when and if approved for marketing, will depend, in part, on the extent to which our products will be covered by third-party payers, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations. The U.S. government, state legislatures and foreign governments have continued implementing cost containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of interchangeable products. The Inflation Reduction Act of 2022 made significant changes to the Medicare program, including establishing a drug price negotiation program under which the Centers for Medicare & Medicaid Services negotiates maximum fair prices for selected high-expenditure drugs and biologicals, imposing rebates on manufacturers for price increases exceeding inflation, and redesigning the Medicare Part D benefit. The statute provides an exclusion from selection for negotiation for certain drugs designated as orphan drugs, subject to statutory conditions. Because we have no approved or marketed products, these provisions do not currently apply to us.

Import, Export and Biosafety Requirements

The import and export of biological materials and investigational products are subject to requirements under the FDC Act, including Sections 801 and 802, and to the requirements of the U.S. Customs and Border Protection. Importation of infectious biological agents and materials may require a permit issued by the Centers for Disease Control and Prevention under 42 C.F.R. Section 71.54, and the U.S. Department of Agriculture administers permitting requirements for certain biological materials. The transport of biological materials is subject to hazardous materials requirements administered by the U.S. Department of Transportation and to international dangerous goods requirements. Work with recombinant or synthetic nucleic acid molecules and viral vectors is subject to biosafety requirements, including institutional biosafety committee oversight under the NIH Guidelines at institutions subject to those Guidelines, and, in the European Union, to the genetically modified organism requirements described above.

Employees

As of June 30, 2026, we had 24 full-time employees, one of whom has an MD, PhD, eight have a PhD, four have a Master’s Degree, two have a biotechnology certificate, and one has an MBA, for a total of 13 with post-graduate degrees. Of our full-time employees, 17 are engaged in research and development activities and seven are engaged in finance, legal, human resources, facilities and general management. None of our employees are represented by any labor union. All employees are in the United States.

Corporate Information

We were incorporated as a Delaware corporation on November 22, 2019, and completed our re-domiciliation from Australia to the United States of America on April 15, 2020. Our predecessor, Benitec Limited, was incorporated under the laws of Australia in 1995. Our principal executive offices are located at 3940 Trust Way, Hayward, California 94545.

Our common stock began trading on The Nasdaq Capital Market, or Nasdaq, at the start of trading on April 15, 2020 under the symbol “BNTC.”

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
•
Our product candidates are based on ddRNAi and silence and replace technology. Currently, no product candidates utilizing ddRNAi technology or silence and replace technology have been approved for commercial sale, and our approach to the development of ddRNAi technology and silence and replace technology may not result in safe, effective or marketable products;
•
We are early in our product development efforts, and our current product candidate is in early clinical stage. We may not be able to obtain regulatory approvals for the commercialization of our product candidates;
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
•
We rely on third parties for the manufacture and supply of our product candidates, and any disruption in these relationships or in the manufacturing process could adversely affect our ability to develop and commercialize our product candidates;
•
Physicians, patients, third-party payers, or others in the medical community may not be receptive to our product candidates, and we may not generate any future revenue from the sale or licensing of our product candidates;
•
Legislative and regulatory reforms affecting drug pricing and healthcare reimbursement, including Medicare drug-price negotiation and Medicaid funding changes, may adversely affect our ability to commercialize our product candidates profitably;
•
Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan;
•
Our internal computer and information technology systems, or those of our third parties, may fail or suffer security breaches, which could result in a disruption of our product development programs;
•
We could face potential product liability claims and, if successful claims are brought against us, we may incur substantial liability and costs; and
•
Funding and staffing disruptions at the FDA and other government agencies could hinder their ability to perform normal business functions on which the operation of our business may rely.

Risks Related to Our Financial Condition and Capital Requirements

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. If we are unable to achieve or sustain profitability, the market value of our common stock will likely decline.

As of June 30, 2026, we had accumulated losses of $273.7 million. We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we and our predecessor have financed our operations primarily through the issuance of equity securities, research and development grants from the Australian government and payments from our collaboration partners. We do not expect to generate any significant revenue for the foreseeable future, and we expect to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for product candidates. The amount of our future net losses is uncertain and will depend, in part, on the rate of our future expenditures. Our ability to continue operations will depend on, among other things, our ability to obtain funding through equity or debt financings, strategic collaborations or additional grants.

We expect to continue to incur significant expenses, and we may incur operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
continue our research and preclinical development of our product candidates;
•
expand the scope of our current preclinical and clinical studies or initiate additional preclinical or other studies for product candidates;
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

Because the length of time and activities associated with the successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. In any event, we will require additional capital to obtain regulatory approval for our product candidates and to commercialize any product candidates that receive regulatory approval. We estimate that our cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months after the date that this Annual Report is filed.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may compromise our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders, and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we incur indebtedness we may be required to agree to restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could compromise our ability to conduct our business. We could also seek financing through arrangements with collaborative partners at an earlier stage than would otherwise be desirable, and we may be required to relinquish rights to some or all of our technologies or product candidates or otherwise agree to terms unfavorable to us.

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

Risks Related to the Product Development and Regulatory Approval of Our Product Candidates

Our product candidates are based on ddRNAi and silence and replace technology. Currently, no product candidates utilizing ddRNAi technology or silence and replace technology have been approved for commercial sale, and our approach to the development of ddRNAi technology and silence and replace technology may not result in safe, effective or marketable products.

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

We are early in our product development efforts, and our current product candidates are still in preclinical development. We may not be able to obtain regulatory approvals for the commercialization of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of biologics is subject to extensive regulation by the FDA and other regulatory authorities, and these regulations differ from country to country. We do not have any products on the market and are early in our development efforts. Our lead product candidate, BB-301, is in early clinical development. Our product candidates are subject to the risks of failure typical for development of biologics. The development and approval process is expensive and can take many years to complete, and its outcome is inherently uncertain. In addition, the outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

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

The clinical trial requirements of the FDA and comparable foreign regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other pharmaceutical product candidates. The FDA and comparable foreign regulatory authorities have relatively limited experience with ddRNAi-based and silence and replace-based therapeutics, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States or other countries. We and our current collaborators, or any future collaborators, may never receive approval to market and commercialize any product candidate. Even if we obtain or a collaborator obtains regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired and may require labeling that includes significant use or distribution restrictions or safety warnings.

Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. Also, before a clinical trial can begin at any institution, that institution’s, IRB, and its IBC, if it has one, have to review the proposed clinical trial to assess the safety of the trial. In addition, adverse developments in clinical trials of gene therapy products conducted by others may cause the FDA or comparable foreign regulatory bodies to change the requirements for approval of any of our product candidates.

Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market would delay or prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability.

The FDA has recently required additional and in some cases more stringent clinical trial designs and clinical trial data for gene therapy product candidates, even where companies believed they had previously established alignment with the FDA on their trial designs. From time to time, the FDA may provide written feedback on clinical trial design elements, including an indication that it would be willing to consider a regulatory pathway based on limited clinical data, such as data from a single pivotal study. However, even if the FDA initially agrees that a particular data set or development plan could support a marketing application, the agency could later determine that additional or more comprehensive clinical evidence is required, including randomized controlled trials, larger patient populations, longer follow-up periods, different or additional endpoints, or confirmatory studies. Any unexpected changes to trial design requirements for our ddRNAi-based gene therapy product candidates could require us to conduct additional or modified clinical studies, resulting in increased costs and delays to our development timelines.

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

The tissue tropism and other physical properties of AAV vectors are limited and may not be effective for other product candidates or delivery into a wide array of tissue types. AAV vectors can also trigger immune responses in some patients, and those patients will not derive clinical benefit from administration of a product candidate unless steps are taken to clinically address the issue. If we or our collaborators are not successful in identifying effective delivery methodologies to achieve a therapeutically relevant concentration for our product candidates in the target tissues, we may not succeed in developing marketable products. In addition, if we are unable to reach agreement on favorable terms, or at all, with providers of any effective vectors that we do identify, we may not succeed in completing our clinical trials or commercializing our products on a timely or profitable basis, if at all.

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

We may develop related diagnostics for some of our therapeutic product candidates. Such related diagnostics are subject to regulation by the FDA and typically to comparable foreign regulatory authorities as medical devices and generally require separate regulatory approval or clearance prior to commercialization. Marketing approval or clearance of the diagnostic will require sufficient data to support its safety and efficacy. In addition, at least in some cases, the FDA and comparable foreign regulatory authorities may require the development and regulatory approval or clearance of a related diagnostic as a condition to approving our therapeutic product candidates. While we have some limited experience in developing diagnostics, we plan to rely in large part on third parties to perform these functions. We may seek to enter into arrangements with one or more third parties to create a related diagnostic for use with our current or future product candidates.

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

Funding and staffing disruptions at the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

The current U.S. presidential administration has implemented significant workforce reductions across federal agencies, including the FDA, and the administration’s efforts to reduce federal spending have affected FDA staffing and operations, including the departure of key leadership and other experienced personnel. Efforts by the current administration to substantially reduce or delay federal research funding could have substantial direct or indirect impacts on our research activities and on research institutions with which we collaborate. To the extent that academic medical centers, research hospitals, or other institutions that conduct or support our preclinical or clinical programs experience disruptions in federal funding, the pace of our research and development activities could be adversely affected. While deregulatory initiatives could potentially streamline certain processes, they may result in unpredictable changes to established regulatory pathways, reduced oversight capacity, or shifts in FDA priorities that could delay or complicate our regulatory submissions.

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

Of our current pipeline product candidates, only our silence and replace therapeutic for the treatment of OPMD has been designated with orphan drug status. In January 2018, the FDA granted such designation after our candidate for the treatment of OPMD had been designated an orphan drug in January 2017 by the European Commission. Regulatory authorities in some jurisdictions, including the United States, may designate drugs or biological products for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a product intended to treat a “rare disease or condition”, which is generally defined as any disease or condition which affects fewer than 200,000 individuals in the United States. The FDA may also designate a product as an orphan drug if it is intended to treat a disease or condition which affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product candidate. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for such indication for that time period. The applicable period is seven years in the United States. Orphan drug exclusivity may be lost if the FDA or the European Medicines Agency, or the EMA, determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. While there is no guarantee, FDA orphan drug designation may provide a range of benefits, including a potential fast track process for clinical regulatory approval, potential tax credits for qualified clinical trials and an exemption from FDA application user fees.

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

Our ability to recognize revenues from successful potential collaborations may be impaired by multiple factors including that a collaborator:

•
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
•
may encounter regulatory, resource or quality issues and be unable to meet demand requirements;
•
may independently develop, or develop with unrelated parties, products that compete directly or indirectly with our product candidates;
•
may exercise its rights under the agreement to discontinue our collaboration;
•
may have a dispute between us and a collaborator concerning the development or commercialization of a product candidate, resulting in a delay in milestones, royalty payments, or discontinuation of a program and possibly resulting in costly litigation or arbitration that may divert management attention and resources;
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

In all events, we are responsible for ensuring that each of our preclinical studies and our future clinical trials are conducted in accordance with the general investigational plan and protocols for the study or trial. The FDA requires clinical trials to be conducted in accordance with current GCP, including for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements, and any failure to satisfy these responsibilities and requirements, whether caused by us or by third parties upon whom we rely, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We expect to continue to rely on third-party manufacturers for preclinical and clinical grade product candidates and if we receive regulatory approval for any product candidate, for commercialization and production of commercial quantities of our product candidates. If we are unable to obtain or maintain third-party manufacturing, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements could adversely affect our business in a number of ways, including:

•
an inability to conduct necessary preclinical studies;
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

Since we are focused on the emerging therapeutic modality of ddRNAi and silence and replace, these risks may increase if new competitors are able to market ddRNAi-based therapeutics or silence and replace-based therapeutics or if these treatments become less favored in the commercial marketplace. In addition, we believe that one of the benefits of our ddRNAi and silence and replace technologies is the expected length of time of the effects. If our treatments do not have a long-term effect after administration, such a development would likely significantly and adversely affect market acceptance of our product candidates, if approved.

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

We face competition from entities that have developed or may develop product candidates for our target disease indications, including companies developing novel treatments and technology platform based on modalities and technology similar to ours.

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

We are aware of multiple companies that are working in the field of RNAi therapeutics. Some of our current product candidates, if approved, would compete with approved and currently marketed treatments.

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

Legislative and regulatory reforms affecting drug pricing and healthcare reimbursement may adversely affect our ability to commercialize our product candidates profitably.

The U.S. government has pursued, and may continue to pursue, significant legislative and regulatory changes affecting pharmaceutical pricing and reimbursement. The Inflation Reduction Act of 2022 (“IRA”) authorized Medicare to directly negotiate prices for certain high-expenditure drugs and biologics, imposed inflation-based rebate requirements on drugs covered under Medicare Parts B and D, and capped out-of-pocket costs for Medicare beneficiaries. The scope of drugs subject to price negotiation is expected to expand in coming years, and any products we develop that receive Medicare reimbursement could become subject to mandatory price negotiations.

In addition, in July 2025, the One Big Beautiful Bill Act was signed into law, which includes significant reductions in Medicaid funding that could reduce the patient population eligible for coverage of our products and put downward pressure on reimbursement levels. The Centers for Medicare & Medicaid Services (“CMS”) has also introduced new payment models applicable to gene and cell therapies, including the Guaranteeing Uptake and Access to Reimbursement for Durable (GUARD), the Gene-Therapy Ensuring New Efficient Reimbursement Options for Unique Solutions (GENEROUS), and the Gene-Therapy Leveraging Outcomes-Based Engagements (GLOBE) models. These models may introduce outcomes-based or performance-linked reimbursement for gene therapies, which could create uncertainty about the ultimate price we would receive for our products.

The current U.S. presidential administration has also pursued executive orders establishing Most Favored Nation pricing frameworks, which could limit the prices at which we are able to sell approved products in the United States to levels comparable to those in foreign countries, many of which have established government price controls.

Furthermore, the U.S. Supreme Court’s decision in Loper Bright Enterprises v. Raimondo overturned courts’ traditional deference to agency interpretations of ambiguous statutes. This decision could increase litigation challenging FDA, CMS, and other regulatory agency decisions, create greater uncertainty regarding the regulatory landscape, and make it more difficult to predict how statutes governing drug pricing and market access will be interpreted and applied. The cumulative effect of these developments could significantly limit the prices we are able to charge for any products that receive marketing approval, reduce patient access to our therapies, and adversely affect our ability to generate revenues.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe, Canada and other countries is likely to put pressure on the pricing and usage of any of our product candidates that may be approved for marketing in the future. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. In general, the prices of medicines under such systems can be substantially lower than in the United States. Other countries allow companies to fix their own prices for medicines but monitor and control company profits. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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
•
the federal Open Payments program, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the CMS information related to payments or other transfers of value made to physicians, and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members by the 90th day of each subsequent calendar year, and disclosure of such information will be made by CMS on a publicly available website; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers; state and foreign laws that require biopharmaceutical or biotechnology companies to comply with the industry voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require biopharmaceutical or biotechnology manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

From time to time, we may consider additional strategic transactions, such as collaborations, acquisitions, asset purchases or sales and out- or in-licensing of product candidates or technologies. In particular, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborators is significant, and the negotiation process is time-consuming and complex. A new collaboration may be on terms that are not optimal for us and we may not be to maintain any new or existing collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator discontinues the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our expenditures, pose significant integration or implementation challenges or disrupt our management or business.

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

We have limited experience in the development and commercialization of pharmaceutical products. As our product candidates continue to advance through preclinical studies and any clinical trials and potentially toward regulatory approval and commercial sale, we will need to expand our development, regulatory, manufacturing and sales capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We carry customary levels of general public and products liability (including human clinical trials extension) insurance. We believe our product liability insurance coverage is sufficient in light of our current clinical programs. However, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any product candidates, we intend to expand our insurance coverage to include the sale of commercial products, but we may not be able to obtain or maintain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded against other pharmaceutical companies in class action lawsuits based on pharmaceutical products, or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause the price of our common stock to decline and, if judgments exceed our insurance coverage, could materially and adversely affect our financial position. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our products, or require us to suspend or discontinue our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our product candidate, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may harm our reputation, delay our regulatory approval process, limit the type of regulatory approvals our product candidates receive or maintain, and compromise the market acceptance of any of our product candidates that may in the future receive regulatory approval. As a result of these factors, a product liability claim, even if successfully defended, could hurt our business and impair our ability to generate revenue.

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

Because we have limited resources, we may forego or delay the pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs for product candidates may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaboration arrangement.

Our internal computer and information technology systems, or those of our collaborators and other development partners, third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a disruption of our product development programs.

Despite the implementation of security measures, our internal computer and information technology systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, cyber-attacks, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. The cybersecurity threat landscape continues to evolve rapidly, with threat actors increasingly leveraging artificial intelligence and machine learning capabilities to conduct more sophisticated and targeted attacks, including AI-generated phishing campaigns, deep fakes that can be used for social engineering or impersonation, and advanced ransomware that can encrypt or exfiltrate critical data. Supply-chain attacks, in which threat actors compromise software vendors or service providers to gain access to downstream organizations, have become increasingly prevalent and difficult to detect. The integration of generative AI tools into business operations, while creating operational efficiencies, also introduces new potential attack surfaces and data exposure risks. In addition, the use of unauthorized or unapproved software applications by employees may create security vulnerabilities of which we are unaware.

While we have not experienced any material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could disrupt our development programs and business operations, result in loss of clinical trial or preclinical data, delay regulatory approval efforts, increase recovery or reproduction costs, expose confidential or proprietary information and result in legal claims, regulatory penalties, significant remediation costs or reputational harm. Similar events affecting third parties on which we rely, including manufacturers, CROs, vendors and collaborators, and third parties that we rely on to manufacture our product candidates and to conduct future clinical trials could have similar consequences. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed and become more expensive. We may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees that are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

Our current laboratory operations are concentrated in one location, and any events affecting this location may seriously compromise our ability to operate our business and continue the development of our product candidates.

Our current laboratory operations are located in our facility situated in Hayward, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemic or pandemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize the facility, may compromise our ability to operate our business, particularly on a daily basis, cause us financial losses and inhibit or delay our continued development of our product candidates. Loss of access to this facility may result in increased costs, delays in the development of our product candidates or interruption of our business operations. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at this facility, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facility is unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial position, results of operations and prospects.

The investment of our cash and cash equivalents is subject to risks which may cause losses and affect the liquidity of these investments.

As of June 30, 2026, we had $180.0 million in cash and cash equivalents. We historically have invested substantially all of our available cash and cash equivalents in cash deposits meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments, which would have a negative effect on our financial results. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. The market risks associated with our investment portfolio may have an adverse effect on our results of operations, liquidity and financial condition.

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

If the patent applications we hold or have in-licensed with respect to our programs or product candidates fail to issue, or are revoked, if the breadth or strength of our patent protection is threatened, or if our patent portfolio fails to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize future products. Any successful opposition to any patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time (up to 18 months) after the earliest filing date, we cannot be certain that we or our licensors were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications before March 16, 2013, an interference proceeding in the United States can be initiated by such third parties to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. If third parties have filed such applications on or after March 16, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our invention was derived from theirs. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. In addition, patents have a limited lifespan. In the United States, and in most other jurisdictions with a patent system, the natural expiration of a patent is generally 20 years after its filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from competitive medications, including biosimilar or generic medications. This risk is material in light of the length of the development process of our products and lifespan of our current patent portfolio.

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

We rely on license relationships with a number of third parties for portions of our intellectual property.

We have in-licensed certain intellectual property from third parties. In some cases, our licenses to intellectual property are non-exclusive and the licensors may license the technology to our competitors in the same field, which may result is significant competition for us. In other cases, our licenses to intellectual property are exclusive only for a specific field of use (such as human therapeutics), and the licensors retain rights to practice the licensed intellectual property themselves and to grant licenses to third parties in other fields. Such third parties may develop improvements to the licensed intellectual property that are not licensed to us, which could block our ability to continue developing the product candidate covered by the licensed intellectual property, unless we negotiate a license. Such third parties may also disclose competitively sensitive information about the licensed intellectual property that diminishes its value. In other cases, our licenses are for research purposes only. Upon regulatory marketing approval of our product candidates it may be necessary for us to obtain a broader license in order to commercialize. We cannot guarantee the availability of the broader license or that it can be obtained on commercially reasonable terms.

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

We may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, such as if we identify new technology that would advance our programs or if an existing license agreement is terminated. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates.

In many cases, prosecution of patent applications covering in-licensed technology is controlled solely by the licensor. If a licensor fails to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In some cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners and the value of the licensed patents may be adversely affected.

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

Presently, we have certain rights to intellectual property to develop our current gene therapy product candidates. However, our product candidates may require specific formulations to work effectively and efficiently and rights to such formulations may be held by others. In addition, we may need additional intellectual property rights as we develop future product candidates. We cannot guarantee the availability of such intellectual property rights for license or other ownership rights or that they can be obtained on commercially reasonable terms.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and it therefore is costly, time-consuming and inherently uncertain. Since March 2013, the United States has operated under a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention, which requires us to be cognizant going forward of the time from invention to filing of a patent application. The Leahy-Smith Act has increased the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

While our stockholder base and relative holdings may change over time, a number of institutional investors and similar stockholders currently hold significant ownership positions in our outstanding Common Stock and outstanding Warrants to acquire our Common Stock.

On September 26, 2024, Montanova Capital (formerly Suvretta Capital), on behalf of itself and each of its related funds, entered into a waiver with the Company, pursuant to which, among other things (i) Montanova Capital waived the 19.99% beneficial ownership limitation set forth in each of the warrants held by the Montanova Funds, and (ii) Montanova Capital and the Company agreed that Montanova Capital will not be permitted to complete an exercise of the warrants held by the Montanova Funds to the extent the beneficial ownership (calculated as provided in the applicable warrants) of Montanova Capital in the Company following such exercise would exceed 49.9%. In addition, in connection with the April 2024 private placement, we entered into the Board

Designation Agreement with Montanova Capital pursuant to which the Company appointed Kishen Mehta to the Board. Separately, in May 2026, the Company appointed David Friedman, Managing Director and Senior Analyst at Montanova Capital, to the Board.

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

Section 404(a) of the Sarbanes-Oxley Act requires that our management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Although Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting, we rely on the exemption provided for non-accelerated filers, and consequently will not be required to comply with SEC rules that implement Section 404(b) of the Sarbanes-Oxley Act until such time as we are an accelerated or large accelerated filer.

The presence of any material weaknesses in our internal control over financial reporting could result in financial statement errors which, in turn, could lead to errors in our financial reports and/or delays in our financial reporting, which could require us to restate our operating results. We might not identify one or more material weaknesses in our internal controls in connection with evaluating our compliance with Section 404(a) of the Sarbanes-Oxley Act. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we will need to expend significant resources and provide significant management oversight. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors and employees, entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and divert management’s attention from other business concerns. These changes may not, however, be effective in maintaining the adequacy of our internal control.

For example, in connection with our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, our management had concluded that our internal control over financial reporting was not effective as of June 30, 2025, due to a material weakness in our internal controls in connection with inadequate design and implementation of controls over our share-based compensation calculation review process. This material weakness resulted in the restatement of our unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31, 2025, and December 31, 2024, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

We implemented remedial measures that we believe addressed the material weakness around share-based compensation identified as of December 31, 2025; however, there can be no assurance that our modified controls will continue to operate properly or that additional material weaknesses or other control deficiencies will not be identified in the future. If we experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, investors may lose confidence in our operating results, the price of our common stock could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, our common stock may not be able to remain listed on Nasdaq.

We have restated certain of our prior issued interim financial statements, which has resulted in unanticipated costs and may lead to additional risks and uncertainties, including loss of investor confidence and, as a result, the value of our common stock.

As discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, we determined to restate our previously issued unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31, 2025, and December 31, 2024, after we identified the inaccurate calculation of share-based compensation expense due to a system configuration issue that was not detected by our share-based compensation review controls. As a result of this error and the resulting restatement of our unaudited condensed consolidated financial statements for the impacted periods, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with or related to the restatement and have become subject to a number of additional risks and uncertainties, including the increased possibility of litigation and regulatory inquiries. Any of the foregoing may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.

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
•
Ongoing monitoring of critical systems for any compromised or potentially compromised accounts, and regular trainings for our employees and senior management on cyber and information security.

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

We also renewed our lease for office space in Los Angeles, California which expires in January 2028.

Management believes that these facilities are suitable and adequate to meet our anticipated needs.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on Nasdaq under the symbol “BNTC.” On August 31, 2026, the closing sale price of our common stock as reported on Nasdaq was $12.17 per share.

Holders

As of September 4, 2026, we had approximately 936 record holders of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect holders of shares in “street name” or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

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

BB-301 is an AAV-based gene therapy designed to permanently silence the expression of the disease-causing gene (to slow, or halt, the biological mechanisms underlying disease progression in OPMD) and to simultaneously replace the mutant gene with a functional gene (to drive restoration of function in diseased cells). This fundamental therapeutic approach to disease management is called “silence and replace.” The silence and replace mechanism offers the potential to restore the normative physiology of diseased cells and tissues and to improve treatment outcomes for patients suffering from the chronic, and potentially fatal, effects of OPMD. BB-301 has been granted Orphan Drug Designation in the European Union and Orphan Drug Designation and Fast Track Designation in the United States.

We believe that this novel mechanistic profile of the current and future investigational agents developed by Benitec could facilitate the achievement of robust and durable clinical activity while greatly reducing the frequency of drug administration traditionally expected for medicines employed for the management of chronic diseases. Additionally, the achievement of permanent gene silencing and gene replacement may significantly reduce the risk of patient non-compliance during the course of medical management of potentially fatal clinical disorders. We will require additional financing to progress our product candidates through future inflection points.

Financing and Financing-Related Transactions During the Year Ended June 30, 2026

November 2025 Capital Raise

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

Concurrently with the November 2025 Underwritten Offering, on November 5, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of Suvretta Capital (now Montanova Capital), Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (together, the “Purchasers” and the “Suvretta Funds”), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 1,481,481 shares of Common Stock at a purchase price of $13.50 per share in a registered direct offering (the “Direct Offering,” and together with the November 2025 Underwritten Offering, the “Offerings”), the same price per share as the price to the public in the November 2025 Underwritten Offering. In connection with their services, we entered into a Placement Agency Agreement with Leerink Partners, TD Securities and Evercore ISI pursuant to which we agreed to pay such placement agents a fee in an amount equal to 6.0% of the gross proceeds received by the Company from the Direct Offering, subject to the placement agents reimbursing the Company for certain of its expenses. Pursuant to the Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement pursuant to which the Company agreed to register for resale the shares of Common Stock sold in the Direct Offering.

Total gross proceeds received by the Company during the year ended June 30, 2026 from the issuance of Common Stock totaled $104.5 million, less underwriter issuance costs of $5.7 million and other incidental costs of $0.6 million.

Results of Operations

Revenues

We did not generate or recognize any revenue during the years ended June 30, 2026 and 2025.

Operating Expenses

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, related benefits, travel, and share-based compensation expense. General and administrative expenses also include facility expenses, professional fees for legal, consulting, accounting and audit services and other related costs.

We anticipate that our research and development expenses may increase as we focus on the continued development of the clinical OPMD program. We also anticipate an increase in expenses relating to accounting, legal and regulatory-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and other similar costs.

The following table sets forth a summary of our expenses for each of the periods:

	June 30,
	2026	2025
	(US$’000)
Operating Expenses:
Research and development	$23,388	$18,332
General and administrative	27,804	23,433
Total operating expenses	$51,192	$41,765

During the year ended June 30, 2026, we incurred $23.4 million in research and development expenses, as compared to $18.3 million for the comparable year ended June 30, 2025. Research and development expenses relate primarily to ongoing clinical development of BB-301 for the treatment of OPMD. The year-over-year increase for the year ended June 30, 2026, primarily reflects an increase in share-based compensation expense of $6.3 million and an increase in payroll of $2.2 million, offset by a reduction in contract manufacturing activity of $3.8 million.

General and administrative expenses totaled $27.8 million for the year ended June 30, 2026, compared to $23.4 million for the comparable year ended June 30, 2025. The increase for the year ended June 30, 2026, relates primarily to increases in share-based compensation of $2.7 million and an increase in payroll of $0.8 million.

Other Income (Loss)

The following table sets forth a summary of our other income (loss) for each of the periods:

	June 30,
	2026	2025
	(US$’000)
Other Income (Loss):
Foreign currency transaction gain (loss)	$120	$(71)
Interest income, net	5,569	3,286
Other expense, net	(43)	(131)
Gain on extinguishment of liabilities	—	764
Total other income (loss), net	$5,646	$3,848

Other income (loss), net during the year ended June 30, 2026, which mainly consists of foreign currency transaction gain (loss), and interest income other expense, net, which totaled $5.6 million. Net interest income increased by $2.3 million for year ended June 30, 2026, in comparison the year ended June 30, 2025, reflecting an increase in our cash and cash equivalent balances. In the year ended June 30, 2025, there was a gain on extinguishment of liabilities due to a settlement of an outstanding trade payables balance and accrued clinical development project costs of $1.2 million with a vendor for $0.5 million due to a contractual dispute regarding contract performance and deliverables. This settlement resulted in a gain of $0.8 million in fiscal year 2025. No comparable settlements occurred during the year ended June 30, 2026.

Liquidity and Capital Resources

We have incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. We had accumulated losses of $273.7 million as of June 30, 2026. We expect that our research and development expenses will increase due to the continued development of the OPMD program. It is also likely that there will be an increase in the general and administrative expenses due to compliance requirements of a public company in the United States.

We had no borrowings as of June 30, 2026 and do not currently have a credit facility. As of June 30, 2026 and 2025, we had outstanding warrants to purchase 20,017,501 and 20,443,496 shares respectively, of Common Stock consisting of the following:

	June 30, 2026	June 30, 2025
September 2022 Pre-Funded Warrants to purchase Common Stock	588,236	588,236
Series 2 Warrants to purchase Common Stock	37,745	101,537
August 2023 Pre-Funded Warrants to purchase Common Stock	12,179,739	12,179,739
Common Warrants to purchase Common Stock	4,909,221	5,071,148
April 2024 Pre-Funded Warrants to purchase Common Stock	2,002,560	2,202,836
March 2025 Pre-Funded Warrants to purchase Common Stock	300,000	300,000
Total	20,017,501	20,443,496

As of June 30, 2026, we had cash and cash equivalents of approximately $180.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts. On March 25, 2025, we completed a financing which raised $30.5 million.

On November 5, 2025, we sold 5.9 million shares of common stock in an offering, and concurrently sold 1.5 million shares to affiliates of Suvretta Capital (now Montanova Capital) in a registered direct offering. Total gross proceeds from the common stock issuances during the year ended June 30, 2026 was $104.5 million, less underwriter issuance costs of $5.7 million and other incidental costs of $0.6 million.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	June 30,
	2026	2025
	(US$’000)
Net cash provided by (used in):
Operating activities	$(16,518)	$(23,588)
Investing activities	(105)	(18)
Financing activities	98,977	70,485
Effects of exchange rate changes on cash and cash equivalents	(125)	49
Net increase in cash, cash equivalents, and restricted cash	$82,229	$46,928

Operating activities

Net cash used in operating activities for the years ended June 30, 2026 and 2025 was $16.5 million and $23.6 million, respectively. Net cash used in operating activities was primarily the result of our net loss, partially offset by non-cash expenses. Other factors included changes in working capital — primarily an increase in payables offset by a decrease in prepaid assets and lease liabilities.

Investing activities

Net cash used in investing activities for the years ended June 30, 2026 and 2025 was not significant and related to the purchase of furniture and fixtures and lab equipment.

Financing activities

Net cash provided by financing activities was $99.0 million and $70.5 million for the years ended June 30, 2026 and 2025, respectively. Cash from financing activities in the year ended June 30, 2026 was mostly related to the issuance of common stock from the November 2025 offering, and the exercise of pre-funded warrants, Series 2 warrants, and common warrants, partially offset by share issuance costs. Cash from financing activities in the year ended June 30, 2025 was related to the March 2025 underwritten and direct offering with gross proceeds of $42.3 million, partially offset by share issuance costs of $2.3 million, resulting in net cash provided by financing activities of $70.5 million, and the issuance of common stock from the exercise of pre-funded warrants, Series 2 warrants, and common warrants.

Funding Requirements

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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

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

Contractual Obligations and Commercial Commitments

On October 1, 2016, the Company entered into an operating lease for office space in Hayward, California with multiple amendments extending the lease through December 2027. The Company also entered into a lease in Los Angeles, California for office space with an initial expiration date in July 2026. The Company entered into a lease amendment for the Los Angeles office that extended the lease through January 2028. See Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Item 8. Financial Statements and Supplementary Data.

BENITEC BIOPHARMA INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Benitec Biopharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Benitec Biopharma Inc.(the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2026 and 2025, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

San Diego, California

September 14, 2026

We have served as the Company’s auditor since 2020.

BENITEC BIOPHARMA INC.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

	June 30, 2026	June 30, 2025
Assets
Current assets:
Cash and cash equivalents	$179,972	$97,744
Restricted cash	114	113
Trade and other receivables	4	33
Prepaid and other assets	1,595	628
Total current assets	181,685	98,518
Property and equipment, net	178	131
Deposits	55	55
Prepaid and other assets	12	28
Right-of-use assets	693	860
Total assets	$182,623	$99,592

Liabilities and Stockholders’ Equity
Current liabilities:
Trade and other payables	$4,295	$1,022
Accrued employee benefits	553	426
Lease liabilities, current portion	496	354
Total current liabilities	5,344	1,802
Lease liabilities, less current portion	266	495
Total liabilities	5,610	2,297

Stockholders’ equity:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; no shares issued or outstanding at June 30, 2026 and June 30, 2025, respectively	—	—
Common stock, $0.0001 par value—160,000,000 shares authorized; 34,416,834 and 26,250,469 shares issued and outstanding at June 30, 2026 and June 30, 2025, respectively	3	2
Additional paid-in capital	451,695	326,308
Accumulated deficit	(273,722)	(228,176)
Accumulated other comprehensive loss	(963)	(839)
Total stockholders’ equity	177,013	97,295
Total liabilities and stockholders’ equity	$182,623	$99,592

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended
	June 30,
	2026	2025
Operating expenses:
Research and development	23,388	18,332
General and administrative	27,804	23,433
Total operating expenses	51,192	41,765
Loss from operations	(51,192)	(41,765)
Other income (loss):
Foreign currency transaction gain (loss)	120	(71)
Interest income, net	5,569	3,286
Other expense, net	(43)	(131)
Gain on extinguishment of liabilities	—	764
Total other income, net	5,646	3,848
Net loss	$(45,546)	$(37,917)
Other comprehensive income:
Unrealized foreign currency translation gain (loss)	(124)	53
Total other comprehensive income (loss)	(124)	53
Total comprehensive loss	$(45,670)	$(37,864)
Net loss	$(45,546)	$(37,917)
Net loss attributable to common shareholders	$(45,546)	$(37,917)
Net loss per share:
Basic and diluted	$(0.98)	$(1.05)
Weighted average number of shares outstanding:
Basic and diluted	46,558,162	36,209,271

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2024	10,086,119	$1	$238,398	$(190,259)	$(892)	$47,248
Issuance of common stock and pre-funded warrants sold for cash, net of offering costs of $2,252	2,043,000	1	28,207	—	—	28,208
Exercise of pre-funded warrants	2,374,583	—	—	—	—	—
Exercise of Series 2 warrants	1,553,927	—	2,999	—	—	2,999
Exercise of common warrants, net of offering cost of $67	10,192,840	—	39,278	—	—	39,278
Share-based compensation	—	—	17,426	—	—	17,426
Foreign currency translation gain	—	—	—	—	53	53
Net loss	—	—	—	(37,917)	—	(37,917)
Balance at June 30, 2025	26,250,469	$2	$326,308	$(228,176)	$(839)	$97,295
Issuance of common stock sold for cash, net of offering costs of $6,266	7,740,370	1	98,229	—	—	98,230
Exercise of common warrants	161,927	—	625	—	—	625
Exercise of pre-funded warrants	200,276	—	—	—	—	—
Exercise of Series 2 warrants	63,792	—	123	—	—	123
Share-based compensation	—	—	26,410	—	—	26,410
Foreign currency translation loss	—	—	—	—	(124)	(124)
Net loss	—	—	—	(45,546)	—	(45,546)
Balance at June 30, 2026	34,416,834	$3	$451,695	$(273,722)	$(963)	$177,013

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(45,546)	$(37,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58	66
Amortization of right-of-use assets	423	330
Gain on extinguishment of liabilities	—	(764)
Share-based compensation expense	26,410	17,426
Changes in operating assets and liabilities:
Trade and other receivables	30	197
Prepaid and other assets	(948)	(111)
Trade and other payables	3,272	(2,378)
Accrued employee benefits	126	(81)
Lease liabilities	(343)	(356)
Net cash used in operating activities	(16,518)	(23,588)
Cash flows from investing activities:
Purchase of property and equipment	(105)	(18)
Net cash used in investing activities	(105)	(18)
Cash flows from financing activities:
Proceeds from the issuance of common stock	104,495	30,460
Proceeds from exercise of pre-funded warrants, Series 2 warrants and common warrants	748	42,344
Share and warrant issuance transaction costs	(6,266)	(2,319)
Net cash provided by financing activities	98,977	70,485
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(125)	49
Net increase in cash, cash equivalents, and restricted cash	82,229	46,928
Cash, cash equivalents, and restricted cash
Beginning of period	97,857	50,929
End of period	$180,086	$97,857

Supplemental cash flow information:
Initial measurement of operating lease right-of-use assets and liabilities	$—	$255
Re-measurement of operating lease right-of-use assets and liabilities	$256	$666

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

1. Business

Benitec Biopharma Inc. (the “Company”, “we”, “our”) is a corporation formed under the laws of Delaware, United States of America, on November 22, 2019 and listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BNTC”. The Company is the parent entity of a number of subsidiaries including the previous parent entity Benitec Biopharma Limited (“BBL”). BBL was incorporated under the laws of Australia in 1995 and was listed on the Australian Securities Exchange, or ASX, from 1997 until April 15, 2020. On August 14, 2020, BBL reorganized as a Proprietary Limited company and changed its name to Benitec Biopharma Proprietary Limited. The Company’s business focuses on the development of novel genetic medicines. The Company’s proprietary platform is called “Silence and Replace” DNA-directed RNA interference. The proprietary “Silence and Replace” DNA-directed RNA interference platform combines RNA interference, or RNAi, with gene therapy to create medicines that simultaneously facilitate sustained silencing of disease-causing genes and concomitant delivery of a functional replacement gene following a single administration of the therapeutic construct.

During the year ended June 30, 2021, the Company completed an organization restructuring as part of its transition to operating in the United States.

The Company’s fiscal year end is June 30. References to a particular “fiscal year” are to the Company’s fiscal year ended June 30 of that calendar year.

The consolidated financial statements of the Company are presented in United States dollars and consist of Benitec Biopharma Inc. and its wholly owned subsidiaries as listed below. Aside from Benitec Biopharma Proprietary Limited, the international subsidiaries are dormant.

Principal place of business/country of incorporation
Benitec Biopharma Proprietary Limited	Australia
Benitec Australia Proprietary Limited	Australia
Benitec Limited	United Kingdom
Benitec, Inc.	USA
Benitec LLC	USA
RNAi Therapeutics, Inc.	USA
Tacere Therapeutics, Inc.	USA
Benitec IP Holdings, Inc.	USA

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

Use of Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s consolidated financial statements relate to accrued research and development expense and the valuation of equity-based instruments issued for other than cash. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

As of June 30, 2026 and 2025, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions. There were no cash equivalents as of June 30, 2026 and 2025.

Restricted cash balances of $0.1 million and $0.1 million as of June 30, 2026 and 2025, respectively, are used to secure the Company’s credit card.

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

Trade and Other Receivables

The Company estimates current expected credit losses in accordance with ASC 326, Financial Instruments – Credit Losses on trade and other receivables on an ongoing basis, and will recognize those expected credit losses immediately. Estimates of current expected credit losses will be based on analyses of individual customer circumstances and historical write-off experience. The Company’s analyses will consider the aging of receivable accounts, customer creditworthiness, and general economic conditions. No credit losses were recorded during the 2026 and 2025 fiscal years presented.

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

Impairment of Long-Lived Assets

Property and equipment and operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

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

Basic and Diluted Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding plus potential common shares. Stock options, warrants and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect is anti-dilutive. As of June 30, 2026 and 2025, there were 11,982,463 and 10,074,825 potential common shares, respectively, that were excluded from the calculation of diluted net loss per share because their effect was anti-dilutive.

Basic and diluted weighted average shares outstanding for the years ended June 30, 2026 and 2025 include 15,070,535 and 15,270,811, respectively, shares underlying pre-funded warrants to purchase common shares. As the shares underlying these pre-funded warrants can be issued for little consideration (an exercise price per share equal to $0.0001 per share), these shares are deemed to be issued for purposes of basic earnings per share.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This includes the disclosure of specific categories and greater disaggregation within the income tax rate reconciliation as well as disclosure of disaggregated income taxes paid by significant jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted the standard on a prospective basis during the year ended June 30, 2026. See Note 10 - Income Taxes for further information.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06) which amends the guidance in ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. During the fiscal year ended June 30, 2026, the Company early adopted this standard on a prospective basis.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities, in the notes to financial statements, to disclose specified information about certain costs and expenses. The guidance is effective for the Company’s annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, [Interim Reporting (Topic 270): Narrow-Scope Improvements]. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either on a prospective or a retrospective approach. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company's consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, [Codification Improvements]. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this ASU are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the Company's consolidated financial statements.

3. Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the fiscal years ended June 30, 2026 and 2025, the Company incurred net losses of $45.5 million and $37.9 million, respectively, and used cash in operations of $16.5 million and $23.6 million, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.

The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its operating costs, and as such, is dependent on funding operations through capital financing activities. As of June 30, 2026, the Company had $180.0 million in cash and cash equivalents.

On October 11, 2024, the Company entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”). Pursuant to the terms of the Sales Agreement, the Company may offer and sell shares of its common stock having an aggregate offering amount of up to $75 million from time to time through the Agent. The Agent will be entitled to a commission from the Company of 3.0% of the gross proceeds from the sale of shares sold under the Sales Agreement. Through the end of fiscal year ended June 30, 2026, the Company has not engaged in any sales under the Sales Agreement.

On November 5, 2025, the Company entered into an Underwriting Agreement with Leerink Partners LLC and TD Securities (USA) LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, pursuant to which the Company has agreed to issue and sell, in a firm commitment underwritten offering by the Company (the “November 2025 Underwritten Offering”), 5,930,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In addition, the Company granted the Underwriters a 30-day option to purchase up to an additional 889,500 shares of Common Stock. The public offering price for each share of Common Stock is $13.50. In connection with their services, the underwriters received an underwriting discount equal to 6.0% of the gross proceeds of the November 2025 Underwritten Offering.

Concurrently with the November 2025 Underwritten Offering, on November 5, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of Suvretta Capital (now Montanova Capital), Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (together, the “Purchasers” and the “Suvretta Funds”), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 1,481,481 shares of Common Stock at a purchase price of $13.50 per share in a registered direct offering (the “Direct Offering,” and together with the November 2025 Underwritten Offering, the “Offerings”), the same price per share as the price to the public in the November 2025 Underwritten Offering. In connection with their services, the Company entered into a Placement Agency Agreement with Leerink Partners, TD Securities and Evercore ISI pursuant to which the Company agreed to pay such placement agents a fee in an amount equal to 6.0% of the gross proceeds received by the Company from the Direct Offering, subject to the placement agents reimbursing the Company for certain of its expenses. Pursuant to the Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement pursuant to which the Company will agree to register for resale the shares of Common Stock sold in the Direct Offering.

The Company received gross proceeds from the Offerings of approximately $100 million, before deducting underwriting discounts and commissions, placement agent fees and estimated offering expenses payable by the Company.

The Company estimates that its cash and cash equivalents will be sufficient to fund the Company’s operations for at least the next twelve months from the date of this report.

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

4. Cash, cash equivalents, and restricted cash

(US$’000)	June 30, 2026	June 30, 2025
Cash at bank	$179,972	$97,744
Restricted cash	114	113
Total	$180,086	$97,857

5. Prepaid and other assets

(US$’000)	June 30, 2026	June 30, 2025
Prepaid expenses	$869	$655
Third-party procured supplies and materials	738	—
Market value of listed shares	—	1
Total other assets	1,607	656
Less: non-current portion	(12)	(28)
Current portion	$1,595	$628

6. Property and equipment, net

(US$’000)	June 30, 2026	June 30, 2025
Software	$58	$6
Lab equipment	1,390	1,533
Computer hardware	18	32
Furniture and fixtures	6	6
Leasehold improvements	22	24
Total property and equipment, gross	1,494	1,601
Accumulated depreciation and amortization	(1,316)	(1,470)
Total property and equipment, net	$178	$131

Depreciation and amortization expense was $0.1 million and $0.1 million for the years ended June 30, 2026 and 2025, respectively. During the year ended June 30, 2026, the Company also disposed of certain obsolete and unused fixed assets that were fully depreciated, with an original cost of $0.2 million. No gain or loss was recognized on the disposal.

7. Trade and other payables

(US$’000)	June 30, 2026	June 30, 2025
Trade payable	$913	$201
Accrued consultant fees	95	36
Accrued professional fees	16	62
Accrued clinical development project costs	2,420	656
Third-party procured supplies and materials	738	—
Other payables	113	67
Total	$4,295	$1,022

During the year ended June 30, 2025, the Company agreed to resolve disputed trade payables and accrued clinical development project costs of $1.2 million with a vendor for $0.5 million. This settlement resulted in a gain of $0.8 million recorded in the consolidated statement of operations and other comprehensive loss under other income (expense) for the period. No comparable settlements occurred during the year ended June 30, 2026.

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

The tables below show the changes during the year ended June 30, 2026:

(US$’000)	Operating lease right- of-use assets
Balance at July 1, 2025	$860
Re-measurement during the period	256
Amortization of right of use asset	(423)
Operating lease right-of-use asset at June 30, 2026	$693

(US$’000)	Operating lease liabilities
Balance at July 1, 2025	$849
Re-measurement during the period	256
Principal payments on operating lease liabilities	(343)
Operating lease liabilities at June 30, 2026	762
Less: non-current portion	(266)
Current portion at June 30, 2026	$496

As of June 30, 2026, the Company’s operating leases have a weighted average lease term of 1.45 years and a weighted average discount rate of 6%. The leases’ options to extend are not included within the remaining lease term as the Company is currently not reasonably certain to exercise such options. The maturities of the operating lease liabilities are as follows:

(US$’000)	June 30, 2026
2027	$526
2028	270
Total operating lease payments	796
Less imputed interest	(34)
Present value of operating lease liabilities	$762

The Company recorded lease liabilities and right-of-use lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The incremental borrowing rate was determined based on quoted rates by the Company’s business banker for collateralized debt with terms similar to the lease agreements. Rent expense was $0.5 million and $0.4 million for the fiscal years ended June 30, 2026 and 2025, respectively, and is reported within general and administrative expenses on the consolidated statements of operations and comprehensive loss.

9. Stockholders’ equity

Preferred Stock

On December 6, 2024, the stockholders of the Company approved an amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as amended, to authorize the issuance of 5,000,000 shares of preferred stock, par value $0.0001. As of June 30, 2026, there were no preferred shares issued and outstanding.

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

On November 5, 2025, the Company entered into an Underwriting Agreement with Leerink Partners LLC and TD Securities (USA) LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, pursuant to which the Company agreed to issue and sell, in a firm commitment underwritten offering by the Company (the “November 2025 Underwritten Offering”), 5,930,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In addition, the Company granted the Underwriters a 30-day option to purchase up to an additional 889,500 shares of Common Stock. The Underwriters partially exercised the option and purchased 328,889 shares, resulting in additional gross proceeds of $4.4 million. The public offering price for each share of Common Stock is $13.50. In connection with their services, the underwriters received an underwriting discount equal to 6.0% of the gross proceeds of the November 2025 Underwritten Offering.

Concurrently with the November 2025 Underwritten Offering, on November 5, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of Suvretta Capital (now Montanova Capital), Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (together, the “Purchasers” and the “Suvretta Funds”), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 1,481,481 shares of Common Stock at a purchase price of $13.50 per share in a registered direct offering (the “Direct Offering,” and together with the November 2025 Underwritten Offering, the “Offerings”), the same price per share as the price to the public in the November 2025 Underwritten Offering. In connection with their services, the Company entered into a Placement Agency Agreement with Leerink Partners, TD Securities and Evercore ISI pursuant to which the Company agreed to pay such placement agents a fee in an amount equal to 6.0% of the gross proceeds received by the Company from the Direct Offering, subject to the placement agents reimbursing the Company for certain of its expenses. Pursuant to the Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement pursuant to which the Company will agree to register for resale the shares of Common Stock sold in the Direct Offering.

Total gross proceeds received by the Company during the year ended June 30, 2026 from the issuance of common stock totaled $104.5 million, less underwriter issuance costs of $5.7 million and other incidental costs of $0.6 million.

As of June 30, 2026 and June 30, 2025, common stock reserved for future issuance consisted of the following:

	June 30, 2026	June 30, 2025
Common stock warrants outstanding	20,017,501	20,443,496
Common stock options issued and outstanding	7,035,497	4,902,140
Shares available for future issuance under the 2020 Plan	1,169,040	3,302,397
Shares reserved for common stock under the At the Market Offering	8,000,000	8,000,000
Total	36,222,038	36,648,033

Warrants and Common Stock

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

As of June 30, 2026, there were 20,017,501 warrants outstanding.

The activity related to warrants for the fiscal years ended June 30, 2026 and 2025, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding and exercisable at July 1, 2024	34,271,146	$1.8453
Pre-funded warrants issued March 25, 2025	300,000	$0.0001
Pre-funded warrants exercised	(2,374,583)	$0.0001
Series 2 warrants exercised	(1,553,927)	$1.9299
Common warrants exercised	(10,192,840)	$3.8600
Purchase warrants expired	(6,300)	$178.5000
Outstanding and exercisable at June 30, 2025	20,443,496	$0.9672
Pre-funded warrants exercised	(200,276)	$0.0001
Series 2 warrants exercised	(63,792)	$1.9299
Common warrants exercised	(161,927)	$3.8600
Outstanding and exercisable at June 30, 2026	20,017,501	$0.9504

Equity Incentive Plan

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

Equity Awards

The activity related to equity awards, which are comprised of stock options during the fiscal years ended June 30, 2026 and 2025, respectively, is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 1, 2024	1,182,140	$6.58	9.51 years	$2,342,847
Granted	3,720,000	12.16	9.47 years	—
Outstanding at June 30, 2025	4,902,140	$10.81	9.24 years	$7,728,384
Granted	2,142,572	14.10	9.41 years	—
Forfeited	(9,215)	15.90	—	—
Outstanding at June 30, 2026	7,035,497	$11.80	8.59 years	$14,513,940
Exercisable at June 30, 2026	2,556,260	$10.83	8.23 years	$8,444,710

Share-based Compensation Expense

The weighted-average grant-date fair value of stock options granted during the years ended June 30, 2026 and June 30, 2025 was $12.07 and $10.70, respectively.

The Company estimated the fair value of each employee equity award on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	June 30,
	2026	2025
Expected volatility	114.2%	121.2%
Expected term	6 years	6 years
Risk-free interest rate	3.79%	4.12%
Expected dividend yield	—%	—%

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

Share-Based Compensation Expense

The classification of share-based compensation expense is summarized as follows:

	June 30,
(US$’000)	2026	2025
Research and development	$8,575	$2,299
General and administrative	17,835	15,127
Total share-based compensation expense	$26,410	$17,426

As of June 30, 2026 and 2025, there was $26.0 million and $26.6 million, respectively, of unrecognized share-based compensation expense related to stock options issued under the 2020 Plan. Unrecognized expense as of June 30, 2026 is expected to be recognized over a weighted average period of 2.81 years.

10. Income taxes

Loss before provision for income taxes consisted of the following:

	Year Ended June 30,
(US$’000)	2026	2025
United States	$(45,335)	$(37,183)
International	(211)	(734)
Total	$(45,546)	$(37,917)

The tax effects of significant items comprising the Company’s deferred taxes are as follows:

	June 30,
(US$’000)	2026	2025
Deferred tax assets:
Net operating losses	$23,500	$16,473
Other	129	110
Lease liability	160	178
Fixed assets	5	—
Share-based compensation	1,302	470
Intangible assets	192	200
Section 174 Capitalization	5,535	8,103
Gross deferred tax assets	30,823	25,534
Less valuation allowance	(30,142)	(25,044)
Deferred tax liabilities:
Right-of-use assets	(146)	(181)
Fixed assets	—	(5)
Prepaid expenses	(329)	(123)
Unrealized foreign exchange gains and losses	(206)	(181)
Total deferred tax liabilities	(681)	(490)
Net deferred taxes	$—	$—

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. As of June 30, 2026 and 2025, the Company established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

The valuation allowance increased by $5.1 million during the year ended June 30, 2026. Net operating losses carryforwards as of June 30, 2026 are as follows:

(US$’000)	Amount	Expiration Years
Net operating losses, federal (post-December 31, 2017)	$52,855	Do not expire
Net operating losses, state	—	—
Net operating losses, Australia	49,601	Do not expire

Income tax expense differed from the amount computed by applying the federal statutory income tax rate of 21% to pretax income for the year ended June 30, 2026 in accordance with the guidance in ASU 2023-09, as follows (in thousands, except percentages):

	Year Ended June 30, 2026
U.S. federal statutory tax rate	$(9,564)	21.00%
State and local income taxes	—	—
Foreign tax effects:
Foreign rate differential	(52)	0.12%
Change in valuation allowance	5,098	(11.19)%
Nontaxable or nondeductible items:
Stock-based compensation	638	(1.40)%
Other permanent differences	50	(0.11)%
Other reconciling items:
Section 162m DTA adjustment	4,076	(8.95)%
Other deferred true up	(246)	0.54%
Provision for income taxes	$—	—

The effective rate of the Company’s provision for income taxes for the year ended June 30, 2025 (as presented prior to the adoption of ASU 2023-09) differs from the federal statutory rate as follows:

Year Ended June 30, 2025
Statutory rate	21.00%
Permanent differences	(0.09)%
Share-based payments	(0.53)%
Change in valuation allowance	(11.82)%
Foreign tax rate differential	0.02%
Section 382 Write-off	(0.00)%
Section 162m Write-off	(8.58)%
Total	(0.00)%

The Company is subject to taxation in the U.S., various state jurisdictions and Australia. The Company's tax returns for the tax years 2020 through 2024 are open and subject to examination by federal taxing authorities and the Company's tax returns for tax years 2021 through 2024 are subject to examination by state taxing authorities. The Company is not currently undergoing a tax audit in any federal, state or Australian jurisdiction.

The entire amount of the Company's unrecognized tax benefits would not impact its effective tax rate if recognized. The Company has elected to include interest and penalties as a component of tax expense. During the year ended June 30, 2026, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.

Internal Revenue Code Section 382 places a limitation ("Sec 382 Limitation") on the amount of taxable income that can be offset by net operating loss ("NOL") carryforwards after a change in control (generally greater than 50% change in ownership within a three-year period) of a loss corporation. California has similar rules. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Sec 382 Limitation. Due to these "change in ownership" provisions, utilization of the NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in the future periods.

Under Australian income tax legislation, losses can be utilized by the Company if it satisfies firstly the Continuity of Ownership Test ("COT") or if failing that, the Similar Business Test ("SBT"). Broadly, the COT requires a company to show that it maintained continuity of majority beneficial ownership from the beginning of the year in which a loss is incurred to the end of an income year in which a tax loss is sought to be recouped. The SBT requires a company to demonstrate that a "similar business" has been maintained from the time when the COT is failed and throughout the period until the end of the income year that the losses are being recouped.

On June 27, 2024, California's Governor signed Senate Bill 167 (SB 167), which limits the use of net operating losses and business credits for tax years beginning on January 1, 2024, and before January 1, 2027. The legislation disallowed a net operating loss deduction for medium and large businesses and limits the use of tax credits to offset tax due to no more than $5 million for each taxable year. The Company evaluated the impact of SB 167 and determined that the legislation did not materially impact the Company's income tax provision for the fiscal year ended June 30, 2026.

On July 2025, the U.S. President signed H.R.1, the “One Big Beautiful Bill Act” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses that began in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. The Act also made certain changes to the deductibility of the cost of meals and charitable contributions that are effective for tax years beginning after December 31, 2025. The Act also includes certain changes to the U.S. taxation of foreign activity, including changes to foreign tax credits, Global Intangible Low-Taxed Income, Foreign-Derived Intangible Income, and Base Erosion and Anti-Abuse Tax, amongst other changes. The provision reflects the current changes to the tax law.

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

The CODM uses net loss in making decisions regarding resource allocation and evaluating financial performance, which is also reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The following table represents the format for reporting the results of the Company’s reportable segment:

(US$’000)	June 30,
Operating Expenses	2026	2025
Research and development	$23,388	$18,332
General and administrative	27,804	23,433
Other segment items	(5,646)	(3,848)
Net loss	$(45,546)	$(37,917)

Other segment items include foreign currency transaction gain (loss), interest income, other expense, net and gain on extinguishment of liabilities.

13. Related party transactions

During the years ended June 30, 2026 and 2025, the Company did not enter into any related party transactions other than as set forth below or equity and other compensation, termination, change in control and other arrangements, which are described or incorporated by reference in Part III of this Annual Report on Form 10-K.

On September 26, 2024, Montanova Capital, on behalf of itself and each of its related funds, entered into a waiver with the Company, pursuant to which, among other things (i) Montanova Capital waived the 19.99% beneficial ownership limitation set forth in each of the warrants held by the Montanova Funds, and (ii) Montanova Capital and the Company agreed that Montanova Capital will not be permitted to complete an exercise of the warrants held by the Montanova Funds to the extent the beneficial ownership (calculated as provided in the applicable warrants) of Montanova Capital in the Company following such exercise would exceed 49.9%.

On March 25, 2025, the Company entered into an Underwriting Agreement with Leerink Partners LLC and TD Securities (USA) LLC, as representatives of the several underwriters named therein, pursuant to which the Company agreed to issue and sell, in an underwritten offering by us (the “Underwritten Offering”), (i) 1,143,000 at a purchase price to investors of $13.00 per share, and (ii) pre-funded warrants to purchase 300,000 shares of Common Stock at an exercise price of $0.0001 per share at a purchase price to investors of $12.999 per warrant. In connection with the Underwritten Offering, the Company entered into a Securities Purchase Agreement with entities affiliated with Montanova Capital, a greater than 5% beneficial owner prior to the offering (together, the “Purchasers”), pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 900,000 shares of

Common Stock at a purchase price of $13.00 per share in a registered direct offering (the “Direct Offering,” and together with the Underwritten Offering, the “Offerings”), the same price per share as the offering price in the Underwritten Offering. The Company received gross proceeds of approximately $30.5 million and net proceeds of approximately $28.2 million from the Offerings.

On November 5, 2025, the Company sold 1,481,481 shares of common stock, par value $0.0001 per share (the "Common Stock") to Montanova Capital at a purchase price of $13.50 per share in a registered direct offering.

In May 2026, the Company appointed David Friedman, Managing Director and Senior Analyst at Montanova Capital (formerly Suvretta Capital), to the Board. Previously, in connection with an April 2024 private placement, the Company entered into a Board Designation Side Letter (the “Board Designation Agreement”) with Montanova Capital, pursuant to which the Company appointed Kishen Mehta, the Chief Investment Officer and Portfolio Manager of the Averill and Averill Madison strategies at Montanova Capital, to the Board.

14. Subsequent events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As of the end of the period covered by this Report we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

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

Our management has completed the implementation of significant enhancements to our procedures and newly implemented controls. Based on these procedures and results of our testing of the implemented controls, we believe that the previously reported material weakness related to the inadequate design and implementation of controls over our share-based compensation calculation review process was remediated as of December 31, 2025. However, completion of remediation procedures for this material weakness does not provide assurance that our modified controls will continue to operate properly or that our financial statements will be free from error.

Changes in Internal Control Over Financial Reporting

Other than the matter noted above, there were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of June 30, 2026, our internal control over financial reporting was effective at the reasonable assurance level based on those criteria.

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

Item 9B. Other Information.

During the three-month period ended June 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by reference.

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

3.6	Amended and Restated Bylaws of Benitec Biopharma Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K filed on April 15, 2020)

4.1	Form of common stock certificate of Benitec Biopharma Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 15, 2020)

4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 16, 2022)

4.3	Form of Common Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on September 16, 2022)

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 11, 2023)

4.5	Form of Common Warrant (incorporated by reference to 4.2 to the Registrant’s Form 8-K on August 11, 2023)

4.6

Warrant Agency Agreement, dated September 15, 2022, by and between Benitec Biopharma Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on September 16, 2022)

4.7

Warrant Agency Agreement, dated August 11, 2023, by and between Benitec Biopharma Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on August 11, 2023)

Exhibit Number	Exhibit
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on April 19, 2024)

4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 26, 2025)

4.10*	Description of Registrant’s Securities

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

10.6†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 15, 2020)

10.7†	Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 14, 2020)

10.8.1†

First Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of December 8, 2021 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 22, 2021)

10.8.2†

Second Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of December 6, 2023 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on October 20, 2023)

10.8.3†

Third Amendment to Benitec Biopharma Inc. 2020 Equity and Incentive Compensation Plan, dated as of August 29, 2024 (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on July 29, 2024)

10.9†

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

10.11	Securities Purchase Agreement, dated April 17, 2024 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 19, 2024)

10.12

Registration Rights Agreement, dated April 22, 2024, by and between Benitec Biopharma Inc. and each of the purchasers signature thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 13, 2024)

10.13

Board Designation Agreement, dated April 22, 2024, by and between Benitec Biopharma Inc. and Suvretta Capital Management, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on May 13, 2024)

Exhibit Number	Exhibit
10.14	Sales Agreement, dated October 11, 2024, between Benitec Biopharma Inc. and Leerink Partners LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed on October 11, 2024)

10.15

Letter Agreement, dated as of September 26, 2024, by and between Benitec Biopharma Inc. and Suvretta Capital Management, LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on October 8, 2024)

10.16

Securities Purchase Agreement, dated March 25, 2025, by and between Benitec Biopharma Inc., Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 26, 2025)

10.17

Registration Rights Agreement, dated March 26, 2025, by and between Benitec Biopharma Inc., Averill Master Fund, Ltd. and Averill Madison Master Fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 27, 2025)

10.18

Fourth Amendment to Lease, dated August 30, 2021, by and between Hayward Point Eden I Limited Partnership and Benitec Biopharma Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on May 14, 2025)

10.19

Fifth Amendment to Lease, dated February 24, 2025, by and between Hayward Point Eden I Limited Partnership and Benitec Biopharma Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on May 14, 2025)

10.20

Securities Purchase Agreement, dated November 5, 2025, by and between Benitec Biopharma Inc., Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 7, 2025)

10.21

Placement Agency Agreement, dated November 5, 2025, by and between Benitec Biopharma Inc. and Leerink Partners LLC, TD Securities (USA) LLC and Evercore Group L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on November 7, 2025)

10.22

Registration Rights Agreement, dated November 7, 2025, by and among Benitec Biopharma Inc., a Delaware corporation, Averill Master Fund, Ltd. and Averill Madison Master Fund, Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant’s 10-Q filed on November 14, 2025)

19.1*	Insider Trading Policy

21.1*	List of significant subsidiaries

23.1*	Consent of Baker Tilly US, LLP

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Benitec Biopharma Inc. Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant’s Form 10-K filed on September 22, 2025)

101.INS	Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Exhibit
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

† Indicates a management contract or compensatory plan.

* Filed or furnished herewith.

Financial Statements and Schedules of Subsidiaries and Affiliates

None.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENITEC BIOPHARMA INC.

By:	/s/ Dr. Jerel Banks
Dr. Jerel Banks
Chief Executive Officer

Date:	September 14, 2026

POWER OF ATTORNEY

BY THESE PRESENTS, each person whose signature appears below constitutes and appoints Dr. Jerel Banks and Megan Boston his or her true and lawful attorney-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Jerel Banks	Chief Executive Officer, Chairman of the Board and	September 14, 2026
Dr. Jerel Banks	Director (principal executive officer)

/s/ Megan Boston	Chief Financial Officer	September 14, 2026
Megan Boston	(principal accounting and financial officer)

/s/ J. Kevin Buchi	Director	September 14, 2026
J. Kevin Buchi

/s/ Peter Francis	Director	September 14, 2026
Peter Francis

/s/ Dr. David Friedman	Director	September 14, 2026
Dr. David Friedman

/s/ Dr. Sharon Mates	Director	September 14, 2026
Dr. Sharon Mates

/s/ Kishan (“Kishen”) Mehta	Director	September 14, 2026
Kishan (“Kishen”) Mehta

/s/ Edward Smith	Director	September 14, 2026
Edward Smith