Form 10-Q
period 2026-09-30
Benitec Biopharma Inc.
filed 2026-11-13
CIK 1808898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

We had 36,119,043 shares of our common stock outstanding as of the close of business on November 9, 2026.

BENITEC BIOPHARMA INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact included in this Report, regarding our strategy, future operations, development of BB-301 and other medicines, preclinical and clinical trial data, financial position, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” or the negative of these terms, and similar expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. These risks, uncertainties and factors include:

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

These as well as other risks are detailed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, and in other reports filed with the SEC. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Report, we caution you that these statements are based on a combination of facts and important factors currently known by us and our expectations of the future, about which we cannot be certain.

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

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

BENITEC BIOPHARMA INC.

Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	September 30, 2026	June 30, 2026
Assets
Current assets:
Cash and cash equivalents	$176,368	$179,972
Restricted cash	114	114
Trade and other receivables	—	4
Prepaid and other assets	1,622	1,595
Total current assets	178,104	181,685
Property and equipment, net	110	178
Deposits	55	55
Prepaid and other assets	244	12
Right-of-use assets	585	693
Total assets	$179,098	$182,623

Liabilities and Stockholders’ Equity
Current liabilities:
Trade and other payables	$7,962	$4,295
Accrued employee benefits	608	553
Lease liabilities, current portion	507	496
Total current liabilities	9,077	5,344
Other long-term liabilities	239	—
Lease liabilities, less current portion	135	266
Total liabilities	9,451	5,610

Stockholders’ equity:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; no shares issued or outstanding at September 30, 2026 and June 30, 2026, respectively	—	—
Common stock, $0.0001 par value—160,000,000 shares authorized; 34,889,313 and 34,416,834 shares issued and outstanding at September 30, 2026 and June 30, 2026 respectively	4	3
Additional paid-in capital	457,237	451,695
Accumulated deficit	(286,647)	(273,722)
Accumulated other comprehensive loss	(947)	(963)
Total stockholders’ equity	169,647	177,013
Total liabilities and stockholders’ equity	$179,098	$182,623

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2026	2025
Operating expenses:
Research and development	8,618	3,370
General and administrative	5,859	6,433
Total operating expenses	14,477	9,803
Loss from operations	(14,477)	(9,803)
Other income (loss):
Foreign currency transaction gain (loss)	(23)	(89)
Interest income, net	1,576	1,011
Other expense, net	(1)	(84)
Total other income, net	1,552	838
Net loss	$(12,925)	$(8,965)
Other comprehensive income:
Unrealized foreign currency translation gain (loss)	16	89
Total other comprehensive income (loss)	16	89
Total comprehensive loss	$(12,909)	$(8,876)
Net loss	$(12,925)	$(8,965)
Net loss per share:
Basic and diluted	$(0.26)	$(0.22)
Weighted average number of shares outstanding:
Basic and diluted	49,487,369	41,521,280

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2025	26,250,469	$2	$326,308	$(228,176)	$(839)	$97,295
Stock-based compensation	—	—	5,180	—	—	5,180
Foreign currency translation gain	—	—	—	—	89	89
Net loss	—	—	—	(8,965)	—	(8,965)
Balance at September 30, 2025	26,250,469	$2	$331,488	$(237,141)	$(750)	$93,599

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at June 30, 2026	34,416,834	$3	$451,695	$(273,722)	$(963)	$177,013
Stock-based compensation	—	—	5,508	—	—	5,508
Exercise of pre-funded warrants	465,892	1	—	—	—	1
Exercise of options	6,587	—	34	—	—	34
Foreign currency translation gain	—	—	—	—	16	16
Net loss	—	—	—	(12,925)	—	(12,925)
Balance at September 30, 2026	34,889,313	$4	$457,237	$(286,647)	$(947)	$169,647

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,925)	$(8,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17	13
Amortization of right-of-use assets	108	105
Stock-based compensation expense	5,508	5,180
Changes in operating assets and liabilities:
Trade and other receivables	5	30
Prepaid and other assets	(173)	156
Trade and other payables	3,661	125
Accrued employee benefits	56	37
Other long-term liabilities	239	—
Lease liabilities	(119)	(32)
Net cash used in operating activities	(3,623)	(3,351)
Cash flows from investing activities:
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from exercise of pre-funded warrants, Series 2 warrants and common warrants	—	—
Net cash provided by financing activities	—	—
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	19	86
Net increase in cash, cash equivalents, and restricted cash	(3,604)	(3,265)
Cash, cash equivalents, and restricted cash
Beginning of period	180,086	97,857
End of period	$176,482	$94,592

Supplemental cash flow information:
Non-cash investing:
Exercise of options to shares of common stock for receivables	$34	$—

The accompanying notes are an integral part of these consolidated financial statements.

BENITEC BIOPHARMA INC.

Notes to Consolidated Financial Statements

(Unaudited)

1. Business

Benitec Biopharma Inc. (the “Company”, “we”, “our”) is a corporation formed under the laws of Delaware, United States of America, on November 22, 2019 and listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “BNTC”. Benitec Biopharma Inc. is the parent entity of a number of subsidiaries, including the previous parent entity Benitec Biopharma Limited (“BBL”). BBL was incorporated under the laws of Australia in 1995 and was listed on the Australian Securities Exchange, or ASX, from 1997 until April 15, 2020. On August 14, 2020, BBL reorganized as a proprietary limited company and changed its name to Benitec Biopharma Proprietary Limited. The Company’s business focuses on the development of novel genetic medicines. The Company's proprietary platform is called “Silence and Replace” DNA-directed RNA interference. The proprietary “Silence and Replace” DNA-directed RNA interference platform combines RNA interference, or RNAi, with gene therapy to create medicines that simultaneously facilitate sustained silencing of disease-causing genes and concomitant delivery of functional replacement genes following a single administration of the therapeutic construct.

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of U.S. Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim financial results are not necessarily indicative of results anticipated for the full year. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026.

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the year ended June 30, 2026.

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

Recent Accounting Pronouncements

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

3. Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended September 30, 2026 and 2025, the Company incurred net losses of $12.9 million and $9.0 million, respectively, and used cash in operations of $3.6 million and $3.4 million, respectively. The Company expects to continue to incur additional operating losses in the foreseeable future.

The Company’s business focuses on the development of novel genetic medicines and, at this stage in the Company’s development, the Company has not established a source of revenue to cover its full operating costs, and as such, is dependent on funding operations through capital financing activities. As of September 30, 2026, the Company had $176.4 million in cash and cash equivalents.

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

4. Cash, cash equivalents, and restricted cash

(US$’000)	September 30, 2026	June 30, 2026
Cash at bank	$176,368	$179,972
Restricted cash	114	114
Total	$176,482	$180,086

5. Prepaid and other assets

(US$’000)	September 30, 2026	June 30, 2026
Prepaid expenses	$1,163	$869
Third-party procured supplies and materials	703	738
Total other assets	1,866	1,607
Less: non-current portion	(244)	(12)
Current portion	$1,622	$1,595

6. Property and equipment, net

(US$’000)	September 30, 2026	June 30, 2026
Software	$6	$58
Lab equipment	1,390	1,390
Computer hardware	18	18
Furniture and fixtures	6	6
Leasehold improvements	22	22
Total property and equipment, gross	1,442	1,494
Accumulated depreciation and amortization	(1,332)	(1,316)
Total property and equipment, net	$110	$178

Depreciation and amortization expense was $17 thousand and $13 thousand for the three months ended September 30, 2026 and 2025, respectively.

7. Trade and other payables

(US$’000)	September 30, 2026	June 30, 2026
Trade payable	$1,024	$913
Accrued consultant fees	38	95
Accrued professional fees	-	16
Accrued clinical development project costs	6,018	2,420
Third-party procured supplies and materials	703	738
Other payables	179	113
Total	$7,962	$4,295

8. Leases

The Company has entered into operating leases for offices in Hayward, California and Los Angeles, California. On February 1, 2025, the Company entered into a lease agreement to extend the lease in Hayward to December 2027. Similarly, on

November 14, 2025, the Company entered into a lease agreement to extend the lease in Los Angeles to January 2028. Both extensions were recognized as a modification to the existing leases. The lease modifications were not accounted for as a separate contract and instead the existing operating lease right-of-use assets and liabilities were remeasured during the period under agreements that expire in 2027 and 2028. Both leases contain options to extend for additional renewal periods. The lease in Hayward, California requires the Company to pay utilities, insurance, taxes, and other operating expenses. The Company’s leases do not contain any residual value guarantees or material restrictive covenants.

The tables below show the changes during the three months ended September 30, 2026:

(US$’000)	Operating lease right- of-use assets
Balance at July 1, 2026	$693
Amortization of right of use asset	(108)
Operating lease right-of-use asset at September 30, 2026	$585

(US$’000)	Operating lease liabilities
Balance at July 1, 2026	$762
Principal payments on operating lease liabilities	(120)
Operating lease liabilities at September 30, 2026	642
Less: non-current portion	(135)
Current portion at September 30, 2026	$507

As of September 30, 2026, the Company’s operating leases have a weighted average lease term of 1.20 years and a weighted average discount rate of 6%. The leases’ options to extend are not included within the remaining lease term as the Company is currently not reasonably certain to exercise such options. The maturities of the operating lease liabilities are as follows:

(US$’000)	September 30, 2026
2026	$132
2027	518
2028	16
Total operating lease payments	666
Less imputed interest	(24)
Present value of operating lease liabilities	$642

The Company recorded lease liabilities and right-of-use lease assets for the lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The incremental borrowing rate was determined based on quoted rates by the Company’s business banker for collateralized debt with terms similar to the lease agreements.

Rent expense was $0.1 million for the three months ended September 30, 2026 and 2025. Rent expense is reported within general and administrative expenses on the consolidated statements of operations and comprehensive loss.

9. Stockholders’ equity

Preferred Stock

On December 6, 2024, the stockholders of the Company approved an amendment (the “Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as amended, to authorize the issuance of 5,000,000 shares of preferred stock, par value $0.0001. As of September 30, 2026, there were no preferred shares issued and outstanding.

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

On October 11, 2024, the Company entered into a sales agreement ("the Sales Agreement") with Leerink Partners LLC ("the Agent"). Pursuant to the terms of the Sales Agreement, the Company may offer and sell shares of the Company’s common stock having an aggregate offering amount of up to $75 million from time to time through the Agent. The Agent will use its commercially reasonable efforts, as the agent and subject to the terms of the Sales Agreement, to sell the shares offered. Sales of the shares, if any, may be made in sales deemed to be an “at-the-market" offering as defined in Rule 415 under the Securities Act of 1933, as amended. The Company may also agree to sell shares to the Agent as principal for its own account on terms agreed to by the Company and the Agent. The Agent will be entitled to a commission from the Company of 3.0% of the gross proceeds from the sale of shares sold under the Sales Agreement. In addition, the Company has agreed to reimburse certain expenses incurred by the Agent in connection with the offering.

On November 5, 2025, we entered into an Underwriting Agreement with Leerink Partners LLC and TD Securities (USA) LLC and Evercore Group L.L.C., as representatives of the several underwriters named therein, pursuant to which we agreed to issue and sell, in (the “November 2025 Underwritten Offering”), 5,930,000 shares of Common Stock. In addition, we granted the underwriters a 30-day option to purchase up to an additional 889,500 shares of Common Stock. The public offering price for each share of Common Stock is $13.50. In connection with their services, the underwriters received an underwriting discount equal to 6.0% of the gross proceeds of the November 2025 Underwritten Offering.

Concurrently with the November 2025 Underwritten Offering, on November 5, 2025, we entered into the “Purchase Agreement” with the “Purchasers”, pursuant to which the Company agreed to issue and sell to the Purchasers an aggregate of 1,481,481 shares of Common Stock at a purchase price of $13.50 per share in the “Direct Offering,” the same price per share as the price to the public in the November 2025 Underwritten Offering. In connection with their services, we entered into a Placement Agency Agreement with Leerink Partners, TD Securities and Evercore ISI pursuant to which we agreed to pay such placement agents a fee in an amount equal to 6.0% of the gross proceeds received by the Company from the Direct Offering, subject to the placement agents reimbursing the Company for certain of its expenses. Pursuant to the Purchase Agreement, the Company and the Purchasers entered into a Registration Rights Agreement pursuant to which the Company will agree to register for resale the shares of Common Stock sold in the Direct Offering.

Total gross proceeds received by the Company during the year ended June 30, 2026 from the issuance of common stock totaled $104.5 million, less underwriter issuance costs of $5.7 million and other incidental costs of $0.6 million.

As of September 30, 2026 and June 30, 2026, common stock reserved for future issuance consisted of the following:

	September 30, 2026	June 30, 2026
Common stock warrants outstanding	19,551,609	20,017,501
Common stock options issued and outstanding	7,028,910	7,035,497
Shares available for future issuance under the 2020 Plan	1,175,627	1,169,040
Shares reserved for common stock under the At the Market Offering	8,000,000	8,000,000
Total	35,756,146	36,222,038

Warrants and Common Stock

As of September 30, 2026, there were 19,551,609 warrants outstanding.

The activity related to warrants for the three months ended September 30, 2026, is summarized as follows:

	Common Stock from Warrants	Weighted- average Exercise Price (per share)
Outstanding and exercisable at June 30, 2025	20,443,496	$0.9672
Pre-funded warrants exercised	(200,276)	$0.0001
Series 2 warrants exercised	(63,792)	$1.9299
Common warrants exercised	(161,927)	$3.8600
Outstanding and exercisable at June 30, 2026	20,017,501	$0.9731
Pre-funded warrants exercised	(465,892)	$0.0001
Outstanding and exercisable at September 30, 2026	19,551,609	$0.9731

Equity Incentive Plan

On December 9, 2020, the Company’s stockholders approved the Company’s 2020 Equity and Incentive Compensation Plan (the “2020 Plan”). The 2020 Plan provides for the grant of various equity awards. Currently, only stock options are outstanding under the 2020 Plan. Each option when exercised entitles the option holder to one share of the Company’s common stock. Options are exercisable on or before an expiry date, do not carry any voting or dividend rights, and are not transferable except on death of the option holder or in certain other limited circumstances. Executive and employee stock options vest in increments of one-third on each anniversary of the applicable grant date over three years, or sixteen substantially equal quarterly installments on the last day of each full fiscal quarter of the Company ending after the grant date. Non-employee director options wholly vest on the earlier of the day of the Company’s next annual stockholder meeting following the grant date, or the one year anniversary of the grant date.

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

Equity Awards

The activity related to equity awards, which are comprised of stock options during the three months ended September 30, 2026 is summarized as follows:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at June 30, 2026	7,035,497	$11.80	8.59 years	$14,513,940
Exercised	(6,587)	5.09	—	—
Outstanding at September 30, 2026	7,028,910	$11.81	8.34 years	$5,752,244
Exercisable at September 30, 2026	2,868,729	$11.08	8.04 years	$3,960,488

Stock-based Compensation Expense

The classification of stock-based compensation expense is summarized as follows:

	September 30,
(US$’000)	2026	2025
Research and development	$1,942	$868
General and administrative	3,566	4,312
Total stock-based compensation expense	$5,508	$5,180

As of September 30, 2026, there was $20.5 million of unrecognized stock-based compensation expense related to stock options issued under the Share Option Plan and the 2020 Plan, which is expected to be recognized over a weighted average period of 2.62 years.

10. Income taxes

For the three months ended September 30, 2026 and 2025, respectively, the Company did not recognize a provision or benefit for income taxes as it has incurred net losses. In addition, the net deferred tax assets generated from net operating losses are fully offset by a valuation allowance as the Company believes it is not more likely than not that the benefit will be realized.

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

The results of the Company’s reportable segment is summarized as follows:

(US$’000)	September 30,
Operating Expenses	2026	2025
Research and development	$8,618	$3,370
General and administrative	5,859	6,433
Other segment items	(1,552)	(838)
Net loss	$(12,925)	$(8,965)

Other segment items include foreign currency transaction loss (gain), interest expense (income), net loss (gain) on extinguishment of liabilities, and other expense (income).

13. Related party transactions

During the three months ended September 30, 2026 and 2025, the Company did not enter into any related party transactions other than as set forth below or equity and other compensation, termination, change in control and other arrangements, which are described or incorporated by reference in Part III of the Company's Annual Report on Form 10-K for the year ended June 30, 2026.

On November 5, 2025, the Company sold 1,481,481 shares of Common Stock to Suvretta Capital (now Montanova Capital) at a purchase price of $13.50 per share in a registered direct offering.

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

Company Overview

Benitec Biopharma Inc. (“Benitec” or the “Company” or in the first person, “we” or “our”) is a clinical-stage biotechnology company focused on the advancement of novel genetic medicines with headquarters in Hayward, California. The Company is developing BB-301, an investigational gene therapy for the treatment of Oculopharyngeal Muscular Dystrophy ("OPMD"), a rare, progressive genetic disorder characterized by swallowing difficulties (dysphagia), eye lid drooping (ptosis) and muscle weakness. BB-301 utilizes the Company’s proprietary DNA-directed RNA interference (“ddRNAi”), and “silence and replace” technology platform. This approach is designed to simultaneously silence the expression of the disease-causing gene and introduce a functional replacement gene, potentially providing durable therapeutic benefits following a single administration.

BB-301 is an adeno-associated virus serotype 9 (“AAV9”)- based gene therapy designed to address the underlying genetic cause of OPMD. There are currently no approved therapies for OPMD. BB-301 has received Orphan Drug Designation and Fast Track Designation from the U.S. Food and Drug Administration (“FDA”) and Orphan Drug Designation in the European Union.

Our Pipeline

The following table sets forth our current product candidate and the development status:

Table 1. Pipeline: Oculopharyngeal Muscular Dystrophy

The Investigational New Drug (IND) application for BB-301 was approved to proceed by the U.S. Food and Drug Administration in June 2023. The first study subject was safely treated in the BB-301 Phase 1b/2a clinical trial (NCT06185673) in November 2023. All Cohort 1 subjects have safely completed the 12-month post-BB-301-treatment follow-up period. The Company has currently treated three subjects in Cohort 2. BB-301 is the lead investigational gene therapy agent under development by Benitec.

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

Operating Expenses

The following tables set forth a summary of our expenses for each of the periods:

	September 30,
	2026	2025
	(US$’000)
Operating Expenses:
Research and development	$8,618	$3,370
General and administrative	5,859	6,433
Total operating expenses	$14,477	$9,803

During the three months ended September 30, 2026, we incurred $8.6 million in research and development expenses, as compared to $3.4 million for the comparable period ended September 30, 2025. Research and development expenses relate primarily to ongoing clinical development of BB-301 for the treatment of OPMD. The increase for the three months ended September 30, 2026 was due to an increase in contract manufacturing activity and activities related to OPMD natural history and dosing studies, and an increase in stock-based compensation of $1.1 million.

General and administrative expense totaled $5.9 million for the three months ended September 30, 2026, compared to $6.4 million for the comparable period ended September 30, 2025. The decrease for the three months ended September 30, 2026 relates primarily to a decrease in stock-based compensation of $0.7 million.

Other Income (Expense)

The following tables set forth a summary of our other income (loss) for each of the periods:

	September 30,
	2026	2025
	(US$’000)
Other Income (Loss):
Foreign currency transaction gain (loss)	$(23)	$(89)
Interest income, net	1,576	1,011
Other expense, net	(1)	(84)
Total other income (loss), net	$1,552	$838

Other income (loss), net in the three months ended September 30, 2026 and 2025, consists of foreign currency transaction gain (loss), interest income, net, and other expense, net, totaled $1.6 million and $0.8 million, respectively. Foreign currency transaction gains and losses reflect changes in foreign exchange rates. The increase in net interest income for the three months ended September 30, 2026, in comparison to the three months ended September 30, 2025, reflects the increase in the Company’s cash and cash equivalent balances.

Liquidity and Capital Resources

The Company has incurred cumulative losses and negative cash flows from operations since our predecessor’s inception in 1995. The Company had accumulated losses of $287 million as of September 30, 2026. We expect that our research and development expenses will increase due to the continued development of the OPMD program.

As of September 30, 2026, we do not have outstanding borrowings or credit facilities.

As of September 30, 2026, the Company has issued 19,551,609 warrants allowing holders to purchase shares of Common Stock, consisting of the following:

	September 30, 2026	June 30, 2026
September 2022 Pre-Funded Warrants to purchase Common Stock	588,236	588,236
Series 2 Warrants to purchase Common Stock	37,745	37,745
August 2023 Pre-Funded Warrants to purchase Common Stock	11,713,847	12,179,739
Common Warrants to purchase Common Stock	4,909,221	4,909,221
April 2024 Pre-Funded Warrants to purchase Common Stock	2,002,560	2,002,560
March 2025 Pre-Funded Warrants to purchase Common Stock	300,000	300,000
Total	19,551,609	20,017,501

As of September 30, 2026, we had cash and cash equivalents of $176 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our cash and cash equivalents are held in bank accounts.

On October 11, 2024, we entered into the Sales Agreement described above, under which we may offer and sell, from time to time, shares of our common stock having an aggregate offering price of up to $75.0 million in “at-the-market” offerings. As of September 30, 2026, no shares had been sold under the Sales Agreement.

The following table sets forth a summary of the net cash flow activity for each of the periods set forth below:

	September 30,
	2026	2025
	(US$’000)
Net cash provided by (used in):
Operating activities	$(3,623)	$(3,351)
Investing activities	—	—
Financing activities	—	—
Effects of exchange rate changes on cash and cash equivalents	19	86
Net decrease in cash, cash equivalents, and restricted cash	$(3,604)	$(3,265)

Operating activities

Net cash used in operating activities for the three months ended September 30, 2026 and 2025 was $3.6 million and $3.4 million, respectively. Net cash used in operating activities was primarily the result of our net loss, partially offset by non-cash expenses, and changes in working capital primarily in trade and other payables.

Investing activities

No cash was used in investing activities in the three months ended September 30, 2026 and 2025.

Financing activities

No cash was used in or generated from financing activities in the three months ended September 30, 2026 and 2025.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the Company’s operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2026. Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America and provide a meaningful presentation of the Company’s financial condition and results of operations.

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

Stock-based Compensation Expense

We record stock-based compensation in accordance with ASC 718, Stock Compensation. ASC 718 requires the fair value of all stock-based compensation awarded to employees and non-employees to be recorded as an expense over the shorter of the service period or the vesting period. We determine employee and non-employee stock-based compensation based on grant-date fair value using the Black-Scholes Option Pricing Model and allocate the resulting compensation expense over the corresponding requisite service period using the graded vesting attribution method. We account for forfeitures of stock-based awards as they occur.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements that we have adopted and have not yet adopted, see Note 2 to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information pursuant to this Item.

Item  4. Controls and Procedures

Disclosure Controls and Procedures

The phrase “disclosure controls and procedures” refers to controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (SEC). Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026, the end of the fiscal period covered by this Quarterly Report on Form 10-Q (the Evaluation Date). Based on this evaluation, our CEO and CFO concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with our evaluation that occurred during the first quarter of fiscal 2027 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

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

Benitec Biopharma Inc.

Dated: November 13, 2026	/s/ Dr. Jerel Banks
Dr. Jerel Banks
Chairman of the Board and Chief Executive Officer
(principal executive officer)

/s/ Megan Boston
Megan Boston
Chief Financial Officer and Secretary (principal financial and accounting officer)